Form 10-Q
period 1999-03-31
AIR PACKAGING TECHNOLOGIES INC
filed 1999-05-17
CIK 1085117

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________________TO_____________________

                        AIR PACKAGING TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                              95-4337254
(STATE OF INCORPORATION)                                (IRS EMPLOYER ID NO.)

                25620 RYE CANYON ROAD, VALENCIA, CALIFORNIA 91355
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (661) 294-2222
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12,13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 31, 1999, THERE WERE 74,814,087 SHARES OF COMMON STOCK OUTSTANDING.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               BALANCE SHEETS - MARCH 31, 1999 AND DECEMBER 31, 1998            1

               STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
               MARCH 31, 1999 AND 1998                                          2

               STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
               MARCH 31, 1999 AND 1998                                          3

               NOTES TO FINANCIAL STATEMENTS                                    4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                              5

PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS                                                         8

SIGNATURES                                                                      9


                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                        3/31/99             12/31/98
                                                      (Unaudited)           (Audited)
                                                      -----------          -----------
ASSETS
CURRENT ASSETS
Cash                                                      221,210              125,799
Trade receivables, net of allowance of $5,130
    and $5,130                                            126,814               96,852
Inventories, net of reserve of $32,943 and
    and $63,000                                           586,113              408,643
Advances and prepaids                                      24,868               75,134
                                                      -----------          -----------
     TOTAL CURRENT ASSETS                                 959,005              706,428

Property and equipment, net of depreciation
    of $1,326,536 and $1,273,553                          769,979              810,458
Intangible assets, net of amortization of
    of $526,991 and $511,836                              232,699              233,609
Deposits                                                   60,100               60,100
                                                      -----------          -----------

     TOTAL ASSETS                                       2,021,783            1,810,595
                                                      ===========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses                       228,180              269,894
Deferred revenue                                            5,900                5,988
                                                      -----------          -----------
     TOTAL CURRENT LIABILITIES                            234,080              275,882

Other                                                          --                   --
                                                      -----------          -----------
     TOTAL LONG TERM LIABILITIES                               --                   --

Common stock, $.001 par value per share
 Authorized - 100,000,000 shares
 Issued and outstanding 74,814,087 at
    March 31, 1999 and 70,714,087 at
    December 31, 1998                                      74,814               70,714
Additional paid in capital                             20,031,879           19,420,979
Accumulated deficit                                   (18,318,990)         (17,956,980)
                                                      -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                         1,787,703            1,534,713
                                                      -----------          -----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           2,021,783            1,810,595
                                                      ===========          ===========




See accompanying notes to consolidated financial statements

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                              3/31/99              3/31/98
                                            (Unaudited)          (Unaudited)
                                            -----------          -----------

Net sales                                       199,029               97,968

Cost of sales                                   184,912               56,585
                                            -----------          -----------

GROSS PROFIT                                     14,117               41,383

OPERATING EXPENSES:
General and administrative expenses             310,628              280,311

Sales and marketing                              68,329              107,707

Research and development                            677                  162
                                            -----------          -----------
Total operating expenses                        379,634              388,180

LOSS FROM OPERATIONS                           (365,517)            (346,797)

Interest expense/(income)                        (3,507)               1,597
                                            -----------          -----------

NET LOSS                                       (362,010)            (348,394)
                                            ===========          ===========

LOSS PER COMMON SHARE:
     BASIC                                  $     (0.01)         $     (0.01)
                                            -----------          -----------
     DILUTED                                $     (0.01)         $     (0.01)
                                            ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
     BASIC                                   67,892,552           41,219,966
                                            -----------          -----------
     DILUTED                                 67,892,552           41,219,966
                                            -----------          -----------



See accompanying notes to consolidated financial statements

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     THREE MONTHS ENDED  THREE MONTHS ENDED
                                                          3/31/99           3/31/98
                                                        (Unaudited)        (Unaudited)
                                                          --------          --------
Cash flows from operating activities:
  Net loss                                                (362,010)         (348,394)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                          68,138            33,574
     Increase (decrease) from changes in:
       Trade receivables                                   (29,962)            3,501
       Inventories                                        (177,470)          (30,130)
       Advances and prepaids                                50,266            (6,818)
       Deposits and other assets                                --             6,774
       Accounts payable & accrued liabilities              (41,714)          (96,605)
       Accrued officers' salary                                 --               278
       Deferred revenue                                        (88)               --
       Due to related party                                     --            31,500
       Note payable                                             --            (1,000)
                                                          --------          --------
       Net cash used in operating activities              (492,840)         (407,320)
                                                          --------          --------

Cash flows from investing activities:
  Purchases of property and equipment                      (12,504)          (95,398)
  Patent expenditures                                      (14,245)           (7,250)
                                                          --------          --------
       Net cash used in investing activities               (26,749)         (102,648)
                                                          --------          --------

Cash flows from financing activities:
  Net proceeds from private placements                          --           570,105
  Proceeds from exercise of warrants                       615,000                --
                                                          --------          --------
       Net cash provided by financing activities           615,000           570,105
                                                          --------          --------
Net increase in cash                                        95,411            60,137

Cash, beginning of period                                  125,799            59,462
                                                          --------          --------
Cash, end of period                                        221,210           119,599
                                                          ========          ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes                                              800               800
     Interest                                                   --                --




See accompanying notes to consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1 - STATEMENT OF INFORMATION FURNISHED

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10 for the fiscal year ended December 31, 1998.

The results of operations for the three months periods ended March 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10 for the year ended December 31, 1998.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issued common stock were exercised or converted into common stock. Common stock options and warrants were not included in the computation of diluted loss per common share for the three months ended March 31, 1999 and 1998, because the effect would be antidilutive.

NOTE 3 - EXERCISE OF WARRANTS

During the three months ended March 31, 1999, the Company received $615,000 of cash related to a shareholder exercising 4,100,000 warrants at an exercise price of $0.15 per share.

NOTE 4 - LIQUIDITY AND GOING CONCERN

The consolidated financial statements as of March 31, 1999 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its losses during the past three years and during the first quarter of 1999 of ($1,723,647), ($1,824,199) and ($1,172,840) in 1998, 1997 and 1996, and
($362,010) during the three months ended March 31, 1999 and an accumulated deficit of ($18,318,990) at March 31, 1999. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Air Packaging Technologies, Inc. (APTI) manufactures and markets a line of industrial packaging products under the name "Air Box"(R). The Air Box(R) provides reusable protective packaging during shipping and storage for a wide range of higher value items. It provides vastly superior protection from ESD (electro static discharge) damage and moisture. It also provides see-through transparency for visual inspection of the product during shipment and upon receipt.

1. RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1999 were $199,029 compared to net sales of $97,968 for the comparable period of the preceding year. This represents an increase of $101,061 or 103% that is attributable to the positive results of sales pilot programs of the SDS Air Box(R).

Cost of sales increased $128,327 for the three months ended March 31, 1999 compared to the comparable period of the preceding year. The increase is due to the related increase in sales. At the Company's current level of sales, the Company realizes approximately a 60% gross margin. However, the Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

General and administrative expenses increased by $30,317 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The net increase is primarily due to an increase in legal professional fees during the first quarter of fiscal 1999.

Sales and marketing expenses decreased by $39,378 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease primarily resulted from the decrease in sales salaries for one employee who left the Company during the first quarter of 1998, and the decrease of public relations expenses during the three months ended March 31, 1999 as the Company's use of a public relations firm during the first quarter of fiscal 1998 was not continued for the first quarter of fiscal 1999. This was partially offset by the increase in salaries for an additional employee who began with the Company at the beginning of the fiscal 1999 year.

Research and development expenses increased by $515 during the three months ended March 31, 1999.

Interest expense (income) was $(3,507) at March 31, 1999 and was $1,597 at March 31, 1998. Interest expense (income) decreased by $5,104 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, primarily due to the Company having interest bearing debt during the first quarter of fiscal 1998 and did not have any during the first quarter of 1999.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

The Company's working capital as of March 31, 1999 was $724,925 as compared to working capital of $430,546 at December 31, 1998. The increase is primarily due to the cash infusion of $615,000 which resulted from the exercise of 4,100,000 warrants during the first three months of fiscal 1999.

At the Company's current level of sales, the Company realizes approximately a 60% gross margin. However, the Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital. This need was met in fiscal 1998 by selling additional shares of the Company's Common Stock, primarily offshore to overseas investors.

The Company will continue to require an infusion of additional working capital in order to develop its business. The source, timing and costs of such infusion is uncertain, and there is no certainty that the Company will be successful in raising additional working capital, either through the sale of debt or equity securities, or through commercial banking lines of credit. The Company currently has no banking lines of credit.

The Company had cash outflows of $492,840 from operating activities for the three months ended March 31, 1999 compared to cash outflows of $407,320 for the three months ended March 31, 1998. The change in net outflows of $85,520 from operating activities between the two comparable quarters primarily resulted from the decrease in trade receivables of $33,463, the decrease in inventory of $147,340, the decrease in deposits and other assets of $6,774 and the decrease in due to related party of $31,500, which was partially offset by increases in advances and prepaids of $57,084, the increase in accounts payable and accrued liabilities of $54,891 and the decrease in the net loss from operations after adjustments for non-cash items of $20,948.

Net cash used in investing activities was $26,749 for the three months ended March 31, 1999 compared to $102,648 for the three months ended March 31, 1998. The net decrease is due to the reduction in property and equipment expenditures partially offset by the increase in patent expenditures during the first quarter of fiscal 1999.

Cash flows from financing activities were $615,000 during the three months ended March 31, 1999 compared to $570,105 during the comparable period for the preceding year. The change is due to increased proceeds from the exercise of warrants of $615,000 that are partially offset by a decrease in proceeds from private placements of $570,105.

The Company has suffered recurring losses from operations and has an accumulated deficit of ($18,318,990) at March 31, 1999, which raises substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results.

3. SEASONALITY AND INFLATION

The Company's sales do not appear to be subject to any seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.

4. YEAR 2000

The Company has completed an evaluation of the Year 2000 (Y2K) computer information processing problems and Year 2000 program requirements for internal operations and Company products. With proposed computer software upgrades in place by the third quarter of 1999, the Company does not expect to experience Year 2000 problems in those areas. A survey analysis of external vendors has been initiated to evaluation their Y2K preparedness. The Company's Year 2000 compliance evaluation will then be complete. The Company does not believe it has significant exposure to Year 2000 problems with significant vendors, customers and financial institutions and does not expect that the Year 2000 issue will have a material cost or impact on Company operations. However, there can be no assurance that the systems of other companies on which the Company relies will not have an adverse effect on the Company.

The Company does not have a contingency plan, but is currently working on one. The Company is evaluating the operational effect, if any, that Y2K issues will have on the Company.

FORWARD LOOKING STATEMENT

The above paragraphs and other parts of this Form 10-Q Report include "Forward Looking Statements". All statements other than statements of historical fact included herein, including any statements with respect sales forecast, future product acceptance or other future matters, are Forward Looking Statements. Although the Company believes that there is a reasonable basis for the projections reflected in such Forward Looking Statements, it can give no assurance that such expectation will prove to be correct. Certain of the important factors that could cause actual results to differ materially and negatively from the Company's expectations, among others, included a slow down in the trend in sales and orders during the remainder of the year, an inability to obtain sufficient working capital to meet order demand, and/or a worldwide economic slowdown.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS


          (3)(I) ARTICLES OF INCORPORATION. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO FORM 10 FILED MAY 17, 1999.

         (3)(II) BYLAWS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO FORM 10 FILED MAY 17, 1999.

          (10) MATERIAL CONTRACTS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO FORM 10 FILED MAY 17, 1999.


          (27).  FINANCIAL DATA SCHEDULE

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   AIR PACKAGING TECHNOLOGIES, INC.

                                   /s/ GARVIN MCMINN
                                   -----------------------
                                   GARVIN MCMINN
                                   CHIEF EXECUTIVE OFFICER

                                   /s/ JANET MAXEY
                                   -----------------------
                                   JANET MAXEY
                                   CHIEF FINANCIAL OFFICER



DATE:  MAY 17, 1999