Form 10-Q/A
period 1999-03-31
AIR PACKAGING TECHNOLOGIES INC
filed 1999-07-23
CIK 1085117

                                    AMENDED
                                   FORM 10-Q


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


The Company has an aggressive on-going plan to increase its sales activity and achieve a profitable business level of sales. In past time periods, the Company's sales activities have been limited by a lack of funds, incomplete designs and poor manufacturing quality. In the final quarter of calendar year 1998, the Company solved its financial problems by obtaining additional financing sources for the years 1999 and 2000. Management believes it has the ability to raise the necessary capital to build the sales levels to a profitable level in the year 2000. All of the design and quality problems of the Company were resolved successfully in the fourth quarter of 1998. It's only since January of 1999 that the Company has been able to concentrate on developing future sales with major customers.

Company management believes that the Company will require an additional $1 million U.S. to assure the continuing success of the business until such time that the sales level grows to the point of profitability. Management believes it has the contacts and resources available to achieve that additional investment in the Company within the next four to six months.


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


The net receivables were $126,814 at March 31, 1999 compared to $96,852 at December 31, 1998. The net increase of $29,962 is due to additional receivables recorded for sales during the three months ended March 31, 1999 partially offset by payments on receivables at December 31, 1998.

Inventories at March 31, 1999 were $586,113 and $408,643 at December 31, 1998. The increase of $177,470 or 43% is due to an increase in raw materials purchased during the three months ended March 31, 1999 for upcoming production orders.

Advances and prepaids were $24,868 at March 31, 1999 compared to $75,134 at December 31, 1998. The decrease is due to a prepayment made in 1998 for materials of $57,892. The prepayment was partially offset by normal recurring advance and prepaid transactions for a net decrease of $50,266 at March 31, 1999.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The days in inventory ratio increased by 36% from 182 at December 31, 1998 to 245 at March 31, 1999. This is due to the increase in raw materials inventory that was purchased for production orders for second quarter shipments. The inventory turnover at December 31, 1998 was 2.01 compared with 1.48 at March 31, 1999.




The Company recognized a 7% gross profit during the three months ended March 31, 1999 compared to 42% gross profit during the three months ended March 31, 1998. The Company has estimated that sales of $3,500,000 would be required to cover operating costs and to achieve a gross margin of 40%. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital. This need was met in fiscal 1998 by selling additional shares of the Company's Common Stock, primarily offshore to overseas investors.


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

4. YEAR 2000


The Company has completed an evaluation of the Year 2000 (Y2K) computer information processing problems and Year 2000 program requirements for internal operations and Company products. With proposed computer software upgrades in place by the third quarter of 1999, the Company does not believe it will experience Year 2000 problems in those areas. A survey analysis of external vendors has been initiated to evaluation their Y2K preparedness. The Company's Year 2000 compliance evaluation will then be complete. The Company does not believe it has significant exposure to Year 2000 problems with significant vendors, customers and financial institutions and does not believe that the Year 2000 issue will have a material cost or impact on Company operations. However, there can be no assurance that the systems of other companies on which the Company relies will not have an adverse effect on the Company.



The Company has spent considerable time and resources on Year 2000 compliant issues. The Company has reviewed all of its products and none of its products utilize computer technology in the product itself. The Company's products are Air Box(TM) technology made from plastics that are formed together into a self enclosing packaging system which is neither computer controlled nor is it a computer chip carrying product.

In the second phase of its investigation, the Company reviewed all manufacturing equipment within its facility, including inventory management systems, accounting systems, sales order systems; in other words, all computer or micro-controlled devices, and all manufacturing, accounting, sales and inventory systems are currently believed to be Y2K compliant. Additionally, the Company has sent specific questionnaires to all vendors who supply the Company with components and these vendors have responded indicating that they believe that they are Y2K compliant.

The Company has already spent in excess of $25,000 to become Y2K compliant. The project is finished and the Company believes it is currently Y2K compliant.

Management does not believe that there are any future costs related to fixing Y2K issues beyond the $25,000 that has already been expended. The Company's product is a disposable item, which possibly can be used twice, or three times, but does not utilize computer technology of any shape or form. The Company's vendors are multi national companies who have completed Y2K compliant questionnaires for the Company. The Company believes that all existing Y2K problems have been addressed.

As of December 31, 1998, $15,000 of the cost of Y2K compliance had been expended. As of March 31, 1999, $5,000 had been expended. The balance of $5,000 will be expended by September 1, 1999.

A breakdown of Y2K compliant costs is as follows:

A.   Manufacturing machine microprocessor changes           $7,500
B.   Manufacturing machinery software changes               $7,500
C.   Accounting/inventory management systems-software       $5,000
D.   Accounting/inventory management systems-hardware       $5,000

The source of funds of Y2K cost of compliance came from general working capital of the Company. The Company does not have a specific information technology budget due to its small size. The Y2K compliance program was specifically instituted in 1998 to assure that the Company would be compliant in the year 1999 by no later that September 30, 1999. The Company has deducted these expenditures along with other operating expenses from its income.

Worst case scenario for the Company would be the inability of its vendors to provide raw materials to the Company so that the Company could not manufacture its products. The Company believes that its internal operations are unlikely to be negatively impacted by a problem with Y2K or an uncertainty in relation to Y2K compliance. In dealing with outside vendors, the Company has established a contingency plan that has identified at least two alternative suppliers for all critical items supplied to the Company. Additionally, the Company is currently building inventory of any specialized raw materials to offset problems, if any, to assure the Company can continue to manufacture on an uninterrupted basis during the first quarter of the year 2000. This contingency plan will increase the corporate raw materials inventory by approximately $250,000 prior to December 31, 1999 to reduce the likelihood of vendors interrupting the manufacturing flow.

Additionally, the Company has qualified alternative vendors and is prepared to switch to these vendors if problems develop with existing primary vendors. As the lead time from these vendors is approximately six weeks, the Company feels assured that it has addressed all possible worst case scenarios in relation to supply and materials for continued manufacturing.

The Company has extensively analyzed and checked all of its internal manufacturing systems, accounting, sales, inventory, etc. and believes it has adequately addressed the Y2K compliance issues.

The Company's contingency plan is detailed above and is fully operational at this time.


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

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS



          (3)(I) ARTICLES OF INCORPORATION. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

         (3)(II) BYLAWS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

          (10) MATERIAL CONTRACTS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.


          (27).  FINANCIAL DATA SCHEDULE

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   AIR PACKAGING TECHNOLOGIES, INC.

                                   /s/ DONALD OCHACHER
                                   -----------------------
                                   DONALD OCHACHER
                                   CHIEF EXECUTIVE OFFICER

                                   /s/ JANET MAXEY
                                   -----------------------
                                   JANET MAXEY
                                   CHIEF FINANCIAL OFFICER



DATE: JULY 22, 1999