Form 10-Q/A
period 1999-03-31
AIR PACKAGING TECHNOLOGIES INC
filed 1999-08-04
CIK 1085117

                                AMENDMENT NO. 2
                                   FORM 10-Q

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


Cost of sales increased $128,327 for the three months ended March 31, 1999 compared to the comparable period of the preceding year. The increase is primarily due to the increase in sales of the SDS Air Box product line during the three months ended March 31, 1999 which has sold with a higher standard cost of sales and thus a lower gross margin than the Company's Air Box product line. The net sales of the SDS Air Box product line during the three months ended March 31, 1999 were approximately $170,000 as compared with approximately $57,000 for the three months ended March 31, 1998. The Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.


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



DATE: AUGUST 3, 1999