Form 10-Q
period 1999-06-30
AIR PACKAGING TECHNOLOGIES INC
filed 1999-08-12
CIK 1085117

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__________ No___x_______


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes__________  No__________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1999, there were 79,664,087 shares of common stock outstanding.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - June 30, 1999 and December 31, 1998            1

               Statements of Operations - Three months ended
               June 30, 1999 and 1998; Six months ended
               June 30, 1999 and 1998                                          2

               Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998                                          3

               Notes to Financial Statements - June 30, 1999                   4

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7

Part II - OTHER INFORMATION

        Item 4.       Submission of Matters to a Vote of Security             13
                      Holders

        Item 6.       Exhibits                                                13

SIGNATURES                                                                    14

                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                          6/30/99              12/31/98
                                                        (Unaudited)            (Audited)
                                                       ------------          ------------
ASSETS
CURRENT ASSETS
Cash                                                        518,207               125,799
Trade receivables, net of allowance of $22,630
    and $5,130                                              184,666                96,852
Inventories, net of reserve of $33,000
    and $63,000                                             629,898               408,643
Advances and prepaids                                        28,815                75,134
                                                       ------------          ------------
     TOTAL CURRENT ASSETS                                 1,361,586               706,428

Property and equipment, net of depreciation
    of $1,380,472 and $1,273,552                            745,649               810,458
Intangible assets, net of amortization
    of $542,612 and $511,836                                227,798               233,609
Deposits                                                     60,100                60,100
                                                       ------------          ------------

     TOTAL ASSETS                                         2,395,133             1,810,595
                                                       ============          ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses                         346,277               269,894
Deferred revenue                                              5,900                 5,988
                                                       ------------          ------------
     TOTAL CURRENT LIABILITIES                              352,177               275,882


Common stock, $.001 par value per share
 Authorized - 100,000,000 shares
 Issued and outstanding  79,664,087 at
    June 30, 1999 and  70,714,087 at
    December 31, 1998                                        79,664                70,714
Additional paid in capital                               20,793,329            19,420,979
Accumulated deficit                                     (18,830,037)          (17,956,980)
                                                       ------------          ------------
     TOTAL STOCKHOLDERS' EQUITY                           2,042,956             1,534,713
                                                       ------------          ------------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             2,395,133             1,810,595
                                                       ============          ============


See accompanying notes to consolidated financial statements.

                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             QUARTER ENDED      QUARTER ENDED     SIX MONTHS ENDED   SIX MONTHS ENDED
                                                6/30/99            6/30/98            6/30/99            6/30/98
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                             -------------      -------------      -------------      -------------
Net sales                                          327,491             88,072            526,520            186,040

Cost of sales                                      279,301             89,645            464,213            146,230
                                             -------------      -------------      -------------      -------------

GROSS PROFIT (LOSS)                                 48,190             (1,573)            62,307             39,810

OPERATING EXPENSES:
General and administrative expenses                486,199            388,539            796,827            668,850

Sales and marketing                                 75,362             64,230            143,691            171,937

Research and development                                62              5,721                739              5,883
                                             -------------      -------------      -------------      -------------
Total operating expenses                           561,623            458,490            941,257            846,670

LOSS FROM OPERATIONS                              (513,433)          (460,063)          (878,950)          (806,860)

Interest expense/(income)                           (2,386)             5,063             (5,893)             6,660
                                             -------------      -------------      -------------      -------------

NET LOSS                                          (511,047)          (465,126)          (873,057)          (813,520)
                                             =============      =============      =============      =============

LOSS PER COMMON SHARE:
     BASIC                                   $       (0.01)     $       (0.01)     $       (0.01)     $       (0.02)
                                             -------------      -------------      -------------      -------------
     DILUTED                                 $       (0.01)     $       (0.01)     $       (0.01)     $       (0.02)
                                             =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
     BASIC                                      76,033,867         47,964,249         74,203,590         46,828,626
                                             -------------      -------------      -------------      -------------
     DILUTED                                    76,033,867         47,964,249         74,203,590         46,828,626
                                             -------------      -------------      -------------      -------------


See accompanying notes to consolidated financial statements.

                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         SIX MONTHS ENDED     SIX MONTHS ENDED
                                                              6/30/99              6/30/98
                                                            (Unaudited)          (Unaudited)
                                                         ----------------     ----------------
Cash flows from operating activities:
  Net loss                                                     (873,057)            (813,520)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                              137,696               86,206
     Provision for doubtful accounts                             17,500                    -
     Stock based consulting expense                              38,800                    -
     Increase (decrease) from changes in:
       Trade receivables                                       (105,314)              (1,846)
       Inventories                                             (221,255)            (125,147)
       Advances and prepaids                                     46,319              (10,544)
       Deposits and other assets                                      -                6,774
      (Decrease) increase in:
       Accounts payable & accrued liabilities                    76,383              (46,452)
       Accrued officers' salary                                       -               52,768
       Deferred revenue                                             (88)              11,636
       Due to related party                                           -               31,500
       Note payable                                                   -              (16,000)
                                                           ------------         ------------
       Net cash used in operating activities                   (883,016)            (824,625)
                                                           ------------         ------------

Cash flows from investing activities:
  Purchases of property and equipment                           (42,111)            (134,344)
  Patent expenditures                                           (24,965)             (13,694)
                                                           ------------         ------------
       Net cash used in investing activities                    (67,076)            (148,038)
                                                           ------------         ------------

Cash flows from financing activities:
  Net proceeds from private placements                                -              813,081
  Proceeds from exercise of warrants                          1,342,500                    -
  Proceeds from notes payable                                         -              370,864
                                                           ------------         ------------
       Net cash provided by financing activities              1,342,500            1,183,945
                                                           ------------         ------------
Net increase in cash                                            392,408              211,282

Cash, beginning of period                                       125,799               59,462
                                                           ------------         ------------
Cash, end of period                                             518,207              270,744
                                                           ============         ============
Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
     Income taxes                                                   800                  800
     Interest                                                         -                    -


See accompanying notes to consolidated financial statements.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10 for the fiscal year ended December 31, 1998.

The results of operations for the three and six months periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock. Common stock options and warrants were not included in the computation of diluted loss per common share for the three and six months ended June 30, 1999 and 1998 because the effect would be antidilutive.

NOTE 3 - EXERCISE OF WARRANTS

During the three months ended June 30, 1999, the Company received $727,500 of cash related to the exercise of 4,850,000 warrants by a shareholder at an exercise price of $0.15 per share. During the six months ended June 30, 1999, the Company received $1,342,500 of cash related to a shareholder exercising 8,950,000 warrants at an exercise price of $0.15 per share.

NOTE 4 - STOCK OPTIONS

The Board of Directors adopted a 1999 Non Qualified Key Man Stock Option plan on June 4, 1999. This Plan authorizes the issuance of up to 5,000,000 options to acquire shares of the Company's common stock at an exercise price of not less than 100% of fair market value at the date of grant, and with the addition of such additional terms at the date of grant as the Board of Directors determines. During the second quarter, the Company granted 1,350,000 stock options under this plan of which 350,000 options were granted to a non-employee and the related consulting expense of $22,750 was recorded.

The Board of Directors also approved a blanket reduction in the exercise price of all existing options to an exercise price of $0.15 in June 1999. As a result, the Company recorded consulting expense of $16,050 for the re-pricing of options held by non-employees.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


NOTE 5 - LIQUIDITY AND GOING CONCERN

The consolidated financial statements as of June 30, 1999, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its losses during the past three years and during the first two quarters of 1999 of ($1,723,647), ($1,824,199) and ($1,172,840) in 1998, 1997, and 1996 and
($873,057) during the six months ended June 30, 1999 and an accumulated deficit of ($18,830,037) at June 30, 1999. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Air Packaging Technologies, Inc. (APTI) manufactures and markets a line of industrial packaging products under the name "Air Box" (R). The Air Box (R) provides reusable protective packaging during shipping and storage for a wide range of higher value items. It provides vastly superior protection from ESD (electro static discharge) damage and moisture. It also provides see-through transparency for visual inspection of the product during shipment and upon receipt.

The Company has an aggressive on-going plan to increase its sales activity and achieve a profitable business level of sales. In past time periods, the Company's sales activities have been limited by a lack of funds, incomplete designs and poor manufacturing quality. In the final quarter of fiscal 1998, the Company solved its financial problems by obtaining additional financing sources for the years 1999 and 2000. Management believes it has the ability to raise the necessary capital to build the sales levels to a profitable level in the year 2000. All of the design and quality problems of the Company were resolved successfully in the fourth quarter of fiscal 1998. It's only since January 1999 that the Company has been able to concentrate on developing future sales with major customers.

The Company management believes that the Company will require an additional
$1 million to assure the continuing existence of the business until such time that the sales level grows to the point of profitability. Management believes it has the contacts and resources available to achieve that additional investment in the Company within the next four to six months.

1.      RESULTS OF OPERATIONS

Net sales for the three and six months ended June 30, 1999 were $327,491 and $526,520, respectively as compared to $88,072 and $186,040 for the comparable periods of the preceding year.

Cost of sales for the three and six months ended June 30, 1999 were $279,301 and $464,213 compared to $89,645 and $146,230 for the three and six months ended June 30, 1998. The increase for the three month period is $189,656 and is $317,983 for the six month period ended June 30, 1999. The increase is primarily due to the increase in sales of the SDS Air Box product line during the three and six months ended June 30, 1999 which is sold with a higher standard cost of sales and thus a lower gross margin than the Company's Air Box product line. The net sales of the SDS Air Box product line during the three and six months ended June 30, 1999 were approximately $222,000 and $392,000, respectively compared with approximately $67,000 and $124,000 for the three and six months ended June 30, 1998. However, the Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

General and administrative expenses were $486,199 and $796,827 for the three and six months ended June 30, 1999 as compared to $388,539 and $668,850 for the comparable period of the preceding year. The net increase during the three and six months ended June 30, 1999 is due primarily to an increase in legal professional fees, an increase in the provision for doubtful accounts and an increase in stock-based consulting expense.

Sales and marketing expenses increased by $11,132 during the three months ended June 30, 1999 and decreased by $28,246 during the six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. The increase is due to an increase in trade show fees and related expenses. The decrease primarily resulted from the decrease in sales salaries for one employee who left the Company during the first quarter of 1998, and the decrease of public relations expenses during the six months ended June 30, 1999 as the Company's use of a public relations firm during the first six months of fiscal 1998 was not continued for the first six months of fiscal 1999. This was partially offset by the increase in salaries for an additional employee who began with the Company at the beginning of the fiscal 1999 year.

Research and development expenses during the three and six months ended June 30, 1999 were $62 and $739 compared with $5,721 and $5,883 for the comparable period of the preceding year.

Interest expense (income) for the three and six month periods ended June 30, 1999 was $(2,386) and $(5,893), respectively and was $5,063 and $6,660 during the comparable period of the prior year. The decrease in interest expense during the three and six months periods ended June 30, 1999 is a result of the decrease in interest bearing debt of the Company. The Company recorded interest expense during the three and six months ended June 30, 1998 on its interest bearing debt but did not have the debt in fiscal 1999. Interest income increased during fiscal 1999 as the Company had an increase in cash placed in an interest earning account.

2.      LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

The Company's working capital as of June 30, 1999 was $1,009,409 as compared to working capital of $ 430,546 at December 31, 1998. The increase is primarily due to the cash infusion of $1,342,500 which resulted from the exercise of 8,950,000 warrants during the first six months of fiscal 1999.

The net receivables at June 30, 1999 were $184,666 compared to $96,852 at December 31, 1998. The net increase of $87,814 is due to additional receivables recorded for sales during the second quarter ended June 30, 1999 partially offset by payments on receivables at December 31, 1998.

Net inventory at June 30, 1999 was $629,898 compared to $408,643 at December 31, 1998. The net increase of $221,255 is due to the increase in raw materials purchased and finished goods manufactured for upcoming orders.

Advances and prepaids at June 30, 1999 and December 31, 1998 were $28,815 and $75,134, respectively. The decrease is due to a prepayment made in 1998 for materials of $57,892. The prepayment is partially offset by normal recurring advance and prepaid transactions, for a net decrease of $46,319.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The days in inventory ratio increased by 12% from 182 at December 31, 1998 to 204 at June 30, 1999. This is due to the increase in raw materials inventory that was purchased for production orders for third quarter shipments. The inventory turnover at December 31, 1998 was 2.01 compared with 1.79 at June 30, 1999.

The Company recognized a 15% gross profit during the three months ended June 30, 1999 compared to a (.02)% gross loss during the three months ended June 30, 1998, and a 12% gross profit during the six months ended June 30, 1999 compared to 21% gross profit for the six months ended June 30, 1998. The decrease is primarily due to the increase in sales of the SDS Air Box product line during the six months ended June 30, 1999 which is sold with a lower gross margin than the Company's Air Box product line. The Company has estimated that sales of $3,500,000 would be required to cover operating costs and to achieve an overall gross margin of 40%. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital. This need was met in fiscal 1998 by selling additional shares of the Company's Common Stock, primarily offshore to overseas investors.

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

The Company had cash outflows of $883,016 from operating activities for the six months ended June 30, 1999 compared to cash outflows of $824,625 for the six months ended June 30, 1998. The change in net outflows of $58,391 from operating activities between the two comparable periods primarily resulted from the decrease in trade receivables of $103,468, the decrease in inventory of $96,108, the decrease in deposits and other assets of $6,774, the decrease in accrued officers' salary of $52,768, the decrease in deferred revenue of $11,724 and the decrease in due to related party of $31,500 which was partially offset by the increase in advances and prepaids of $56,863, the increase in accounts payable and accrued liabilities of $122,835, the increase in note payable of $16,000 and the net loss from operations after adjustments for non-cash items of $48,253.

Net cash used in investing activities was $67,076 for the six months ended June 30, 1999 compared to $148,038 for the six months ended June 30, 1998. The net decrease is due to the reduction in property and equipment expenditures partially offset by the increase in patent expenditures during the first six months of fiscal 1999.

Cash flows from financing activities were $1,342,500 during the six months ended June 30, 1999 compared to $1,183,945 during the comparable period for the preceding year. The net increase is due to the proceeds from the exercise of warrants of $1,342,500 that are partially offset by a decrease in proceeds from private placements of $813,081 and by a decrease in proceeds from notes payable of $370,864.

The Company has suffered recurring losses from operations and has an accumulated deficit of ($18,830,037) at June 30, 1999, which raises substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results.

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

The Company has spent considerable time and resources on Year 2000 compliant issues. The Company has reviewed all of its products and none of its products utilize computer technology in the product itself. The Company's products are Air Box (R) technology made from plastics that are formed together into a self enclosing packaging system which is neither computer controlled nor is it a computer chip carrying product.

In the second phase of its investigation, the Company reviewed all manufacturing equipment within its facility, including inventory management systems, accounting systems, sales order systems; in other words, all computer or micro-controlled devices, and all manufacturing , accounting , sales and inventory systems are currently believed to be Y2K compliant. Additionally, the Company has sent specific questionnaires to all vendors who supply the Company with components and these vendors have responded indicating that they believe that they are Y2K compliant.

The Company has already spent in excess of $25,000 to become Y2K compliant. The project is finished and the Company believes it is currently Y2K compliant.

Management does not believe that there are any future costs related to fixing Y2K issues beyond the $25,000 that has already been expended. The Company's product is a disposable item, which possibly can be used twice, or three times, by does not utilize computer technology of any shape or form. The Company's vendors are multi-national companies who have completed Y2K compliant questionnaires for the Company. The Company believes that all existing Y2K problems have been addressed.

As of December 31, 1998, $15,000 of the cost of Y2K compliance had been expended. As of June 30, 1999, $5,000 had been expended. the balance of $5,000 will be expended by September 1, 1999.

A breakdown of Y2K compliant costs is as follows:

A.      Manufacturing machine microprocessor changes             $7,500
B.      Manufacturing machinery software changes                 $7,500
C.      Accounting/inventory management systems-software         $5,000
D.      Accounting/inventory management systems-hardware         $5,000

The source of funds of Y2K cost of compliance came from general working capital of the Company. The Company does not gave a specific information technology budget due to its small size. The Y2K compliance program was specifically instituted in 1998 to assure that the Company would be compliant in the year 1999 by no later that September 30, 1999. The Company has deducted these expenditures along with other operating expenses from its income.

A worst case scenario for the Company would be the inability of its vendors to provide raw materials to the Company so that the Company could not manufacture its products. The Company believes that its internal operations are unlikely to be negatively impacted by a problem with Y2K or an uncertainty in relation to Y2K compliance. In dealing with outside vendors, the Company has established a contingency plan that has identified at least two alternative suppliers for all critical items supplied to the Company. Additionally, the Company is currently building inventory of any specialized raw materials to offset problems, if any, to assure that Company can continue to manufacture on an uninterrupted basis during the first quarter of the year 2000. This contingency plan will increase the corporate raw materials inventory by approximately $250,000 prior to December 31, 1999 to reduce the likelihood of vendors interrupting the manufacturing flow.

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

FORWARD LOOKING STATEMENT

THE ABOVE PARAGRAPHS AND OTHER PARTS OF THIS REPORT INCLUDE "FORWARD LOOKING STATEMENTS". ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED HEREIN, INCLUDING ANY STATEMENTS WITH RESPECT SALES FORECAST, FUTURE PRODUCT ACCEPTANCE OR OTHER FUTURE MATTERS, ARE

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

PART II - OTHER INFORMATION

ITEM 4. --SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of APTI was held on June 4, 1999 and several matters were put to a vote. The results are as follows:

(1) To elect four directors to serve until the next annual meeting of the shareholders.

                    Votes Cast       Votes Cast        Votes
                       For            Against        Abstained       Unvoted
                    ----------       ----------      ---------      ---------
Wayne Case          66,018,227        782,425            0              0
Carl Stadelhofer    66,018,227        782,425            0              0
Donald Ochacher(a)  42,559,162           0               0          24,241,490
Sterling Mason(a)   42,559,162           0               0          24,241,490

(2) To amend the bylaws to redesignate the range for the number of directors on the Board of Directors to between four to nine.

                    65,411,582      1,284,294         104,776           0

(3) To authorize the amendment of the Articles of Incorporation to reverse split the Company's common stock on a 1 for 10 basis and to reduce the total authorized shares to 50,000,000 shares.

                    65,549,546      2,175,380          75,726           0

(4) To appoint BDO Seidman, LLP as independent auditors of the Company for fiscal 1999.

                    65,954,979        792,898          52,775           0

(5) To grant incentive stock options to insiders, employees and consultants of the Company.

                    48,741,378      1,339,784         154,952       16,564,538

(a) Director was nominated at the meeting and was elected by receiving the proper number of votes as a quorum was present.

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


                                    AIR PACKAGING TECHNOLOGIES, INC.

                                    /s/ DONALD OCHACHER
                                    ----------------------------------
                                    Donald Ochacher
                                    Chief Executive Officer


                                    /s/ JANET MAXEY
                                    ----------------------------------
                                    Janet Maxey
                                    Chief Financial Officer



Date:  August 11, 1999