Form 10-Q
period 1999-09-30
AIR PACKAGING TECHNOLOGIES INC
filed 1999-11-15
CIK 1085117

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT
TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12,13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES [ ]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF SEPTEMBER 30, 1999, THERE WERE 79,664,087 SHARES OF COMMON STOCK OUTSTANDING.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               BALANCE SHEETS -- SEPTEMBER 30, 1999 AND DECEMBER 31, 1998    1

               STATEMENTS OF OPERATIONS -- THREE MONTHS ENDED
               SEPTEMBER 30, 1999 AND 1998; NINE MONTHS ENDED
               SEPTEMBER 30, 1999 AND 1998                                   2

               STATEMENTS OF CASH FLOWS -- NINE MONTHS ENDED
               SEPTEMBER 30, 1999 AND 1998                                   3

               NOTES TO FINANCIAL STATEMENTS -- SEPTEMBER 30, 1999           4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           7

PART II -- OTHER INFORMATION

ITEM 6.        EXHIBITS                                                      15

SIGNATURES                                                                   15

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                     NINE MONTHS      TWELVE MONTHS
                                                       9/30/99          12/31/98
                                                     (Unaudited)        (Audited)
                                                    ------------      -------------
ASSETS
CURRENT ASSETS
Cash                                                $  1,064,178      $    125,799
Trade receivables, net of allowance of $22,630
    and $5,130                                           129,508            96,852
Inventories, net of reserve of $33,000 and 63,000        607,519           408,643
Advances and prepaids                                     32,289            75,134
                                                    ------------      ------------
     TOTAL CURRENT ASSETS                              1,833,494           706,428

Property and equipment, net of depreciation
    of $1,437,198 and $1,273,552                         706,214           810,458
Intangible assets, net of amortization of
    $558,280 and $511,836                                235,571           233,609
Deposits and other assets                                163,017            60,100
                                                     -----------      ------------
     TOTAL ASSETS                                   $  2,938,296      $  1,810,595
                                                    ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses                 $    288,367      $    269,894
Deferred revenue                                          14,078             5,988
                                                    ------------      ------------
     TOTAL CURRENT LIABILITIES                           302,445           275,882

7% Convertible debenture                               1,050,000                --
                                                    ------------      ------------
     TOTAL LONG TERM LIABILITIES                       1,050,000                --
                                                    ------------      ------------
     TOTAL LIABILITIES                                 1,352,445           275,882

Common stock, $.001 par value per share
 Authorized - 100,000,000 shares
 Issued and outstanding  79,664,087 at
   Sept. 30, 1999, 70,714,087 at
    December 31, 1998                                     79,664            70,714
Additional paid in capital                            20,793,329        19,420,979
Accumulated deficit                                  (19,287,142)      (17,956,980)
                                                    ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                        1,585,851         1,534,713
                                                    ------------      ------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $  2,938,296      $  1,810,595
                                                    ============      ============

See accompanying notes to consolidated financial statements.

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        QUARTER ENDED     QUARTER ENDED          NINE MONTHS ENDED    NINE MONTHS ENDED
                                           9/30/99           9/30/98                 9/30/99              9/30/98
                                         (Unaudited)       (Unaudited)             (Unaudited)          (Unaudited)
                                         -----------       -----------             -----------          -----------
Net sales                                $   186,239       $   270,067             $   712,759          $   456,107

Cost of sales                                186,193           113,818                 650,406              260,048
                                         -----------       -----------             -----------          -----------

GROSS PROFIT                                      46           156,249                  62,353              196,059

OPERATING EXPENSES
General, administrative and
  selling expenses                           456,229           331,897               1,396,747            1,172,684

Research and development                         438               793                   1,177                6,676
                                         -----------       -----------             -----------          -----------
Total operating expenses                     456,667           332,690               1,397,924            1,179,360

LOSS FROM OPERATIONS                        (443,468)         (176,441)             (1,335,571)            (983,301)

Interest expense/(income)                        484             8,719                  (5,409)              15,379
                                         -----------       -----------             -----------          -----------

NET LOSS                                 $  (456,621)      $  (185,160)            $(1,330,162)         $  (998,680)
                                         ===========       ===========             ===========          ===========

LOSS PER COMMON SHARE:
     BASIC                               $     (0.01)      $     (0.00)            $     (0.02)         $     (0.02)
                                         -----------       -----------             -----------          -----------
     DILUTED                             $     (0.01)      $     (0.00)            $     (0.02)         $     (0.02)
                                         -----------       -----------             -----------          -----------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
     BASIC                                75,203,664        45,842,433              71,747,437           43,615,930
                                         -----------       -----------             -----------          -----------
     DILUTED                              75,203,664        45,842,433              71,747,437           43,615,930
                                         -----------       -----------             -----------          -----------

See accompanying notes to consolidated financial statements.

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED   NINE MONTHS ENDED
                                                        9/30/99            9/30/98
                                                   -----------------   -----------------
                                                      (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net loss                                           $(1,330,162)       $  (998,680)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                       210,089            148,630
     Provision for doubtful accounts                      17,500                363
     Stock based consulting expense                       38,800                 --
     Increase (decrease) from changes in:
       Trade receivables                                 (50,156)           (17,865)
       Inventories                                      (198,876)          (290,383)
       Advances and prepaids                              42,845            (49,988)
       Deposits and other assets                        (102,917)             6,774
      (Decrease) increase in:
       Accounts payable & accrued liabilities             18,473            103,090
       Accrued officers' salary                               --             79,768
       Deferred revenue                                    8,090                 --
       Due to related party                                   --             31,500
                                                     -----------        -----------
       Net cash used in operating activities          (1,346,314)          (986,791)
                                                     -----------        -----------

Cash flows from investing activities:
  Purchases of property and equipment                    (59,401)          (374,830)
  Patent expenditures                                    (48,406)           (30,882)
                                                     -----------        -----------
       Net cash used in investing activities            (107,807)          (405,712)
                                                     -----------        -----------
Cash flows from financing activities:
  Net proceeds from private placements                        --            955,705
  Proceeds from exercise of warrants                   1,342,500            125,475
  Proceeds from convertible debenture                  1,050,000                 --
  Proceeds from notes payable                                 --            461,000
  Payments on note payable                                    --            (31,500)
                                                     -----------        -----------
       Net cash provided by financing activities       2,392,500          1,510,680
                                                     -----------        -----------
Net increase in cash                                     938,379            118,177

Cash, beginning of period                                125,799             59,462
                                                     -----------        -----------
Cash, end of period                                  $ 1,064,178        $   177,639
                                                     ===========        ===========

Supplemental disclosure of
    cash flow information:
  Cash paid during the nine months for:
     Income taxes                                            800                800
     Interest                                                 --                 --

See accompanying notes to consolidated financial statements.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 1 -- STATEMENT OF INFORMATION FURNISHED

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10 for the fiscal year ended December 31, 1998.

The results of operations for the three and nine months periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

NOTE 2 -- EARNINGS (LOSS) PER COMMON SHARE

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issued common stock were exercised or converted into common stock. Common stock options and warrants were not included in the computation of diluted loss per common share for the three and nine months ended September 30, 1999 and 1998 because the effect would be antidilutive.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 3 -- EXERCISE OF WARRANTS

During the nine months ended September 30, 1999, the Company received $1,342,500 of cash related to a shareholder exercising 8,950,000 warrants at an exercise price of $0.15 per share. During the nine months ended September 30, 1998, the Company received approximately $125,000 of cash related to a shareholder exercising 1,000,000 warrants at an exercise price of $0.125 per share.

NOTE 4 -- STOCK OPTIONS

The Board of Directors adopted a 1999 Non Qualified Key Man Stock Options plan on June 4, 1999. This Plan authorizes the issuance of up to 5,000,000 options to acquire shares of the Company's common stock at an exercise price of not less that 100% of fair market value at the date of grant, and with the addition of such additional terms at the date of grant as the Board of Directors determines. During the nine months ended September 30, 1999, the Company granted 1,350,000 stock options under this plan of which 1,000,000 were granted to officers of the Company and 350,000 were granted to a non-employee and the related consulting expense of $22,750 was recorded.

The Board of Directors also approved a blanket reduction in the exercise price of all existing options which totalled 4,350,000, to an exercise price of $0.15 in June 1999. As a result, the Company recorded consulting expense of $16,050 for the re-pricing of options held by non-employees.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 5 -- CONVERTIBLE DEBENTURE

During the nine months ended September 30, 1999 the Company issued $1,050,000 in four-year 7% convertible debentures. Subsequent to September 30, 1999, the Company issued an additional $450,000 in four-year 7% convertible debentures.

Under the terms of the agreement, the debenture can be converted into shares of the Company's Common Stock as follows:

        (a) Convertible into common stock of the Company at anytime within two years of issue date at $0.15 per share

        (b) Convertible into common stock of the Company at anytime between the first day of the third year and the last day of the fourth year after issue date at $0.25 per share

        (c) Conversion feature expires at 12:00 midnight Los Angeles, California on the last day of the fourth year after the issue date

The debenture is payable in full if not converted upon surrender of debenture to Company no sooner than the first day of the fifth year after issue date.

Interest at 7% is payable annually in arrears.

NOTE 6 -- LIQUIDITY AND GOING CONCERN

The consolidated financial statements as of September 30, 1999 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years and during the nine months ended September 30, 1999 of ($1,723,647), ($1,824,199) and ($1,172,840) in 1998, 1997,
and 1996 and ($1,330,162), respectively, and an accumulated deficit of ($19,287,142) at September 30, 1999. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

NOTE 7 -- INVENTORIES

Inventories consist of the following at:

                                      September 30,           December 31,
                                          1999                   1998
                                      ------------            -----------
     Raw materials                      $464,318               $350,147
     Work-in-process                      23,594                 23,703
     Finished goods                      119,607                 34,793
                                        --------               --------
                                        $607,519               $408,643
                                        ========               ========


NOTE 8 -- CANCELLATION OF WARRANTS

     During 1998, 1997 and 1996 the Company issued 10,112,500, 10,375,039 and
7,477,778 shares of common stock through private placements. Each share issued had attached a share purchase warrant to purchase one additional share of common stock for a period of two years. In September of 1999 the majority of the outstanding warrants were surrendered to the Company for cancellation by the remaining warrant-holders as a condition for the Company placing four-year 7% convertible debentures. As of October 31, 1999 there were a total of 1,769,209 warrants outstanding each of which gives the warrant-holder the right to purchase one share of common stock of the Company at $.15 per share through October 3, 2000, except for 369,209 of the warrants which expired November 4, 1999.

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

The Company has an aggressive on-going plan to increase its sales activity and achieve a profitable business level of sales. In past time periods, the Company's sales activities have been limited by a lack of funds, incomplete designs and poor manufacturing quality. Management believes it possesses the necessary capital to build the sales levels to a profitable level in the year 2000. All of the known design and quality problems of the Company were resolved successfully in the fourth quarter of fiscal 1998. It's only since January 1999 that the Company has been able to concentrate on developing future sales with major customers.

1. RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 30, 1999 were $186,239 and $712,759, respectively as compared to $270,067 and $456,107 for the comparable periods of the preceding year. Net sales for the three months ended September 30, 1999 decreased by $83,828 or 31% to $186,239 from $270,067 for the three months ended September 30, 1998. The decrease during the three month period is primarily due to sales to one customer which were sold in the third quarter of fiscal 1998 compared to the second quarter of fiscal 1999. Net sales for the nine months ended September 30, 1999 increased by $256,652 or 56% to $712,759 from $456,107 for the comparable period of the preceding year. The net increase for the nine months ended September 30, 1999 is due to an increase in sales of custom orders, an increase in sales of the dental air box and an overall increase in sales of the SDS Air Box(R) as a result of repeat orders and further expansion of the customer base.

Cost of sales for the three and nine months ended September 30, 1999 were $186,193 and $650,406 compared to $113,818 and $260,048 for the three and nine months ended September 30, 1998. The increase for the three-month period was $72,375 or 64% and was $390,358 or 150% for the nine-month period ended September 30, 1999. The increase during the three month period relates to the increase in labor and overhead in the manufacturing process which resulted in additional period costs during the three months ended September 30, 1999 from the comparable period of the preceding year. The increase during the nine months ended September 30, 1999 is primarily due to the related increase in sales of the SDS Air Box product line which is sold with a higher standard cost of sales and thus a lower gross margin than the Company's Air Box product line. The net sales of the SDS Air Box product line during the nine months ended September 30, 1999 was approximately $504,000, compared with approximately $341,000 for the nine months ended September 30, 1998. However, the Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. In addition, as sales increase, additional working capital is required to fund inventory and work in process. At present, Management believes that current sales and revenues coupled with recent added capital from the Debentures will be sufficient to cover these projected costs.

General, administrative and selling expenses were $456,229 and $1,396,747 for the three and nine months ended September 30, 1999 as compared to $331,897 and $1,172,684 for the comparable period of the preceding year. The net increase during the three and nine months ended September 30, 1999 was $124,332 and $224,063 which was primarily due to the following factors. The net increase for the three month period is attributed to an increase in consulting fees of approximately $39,000, an increase in accounting professional fees of approximately $14,000 and a net increase in sales and marketing expense of approximately $55,000. The net increase for the nine month period is attributed to an increase in consulting fees of approximately $62,000, an increase in accounting professional fees of approximately $30,000, an annual increase in building rent of approximately $4,000, an increase in the provision for doubtful accounts of approximately $18,000, an increase in stock-based consulting expense of approximately $39,000 and a net increase in sales and marketing expense of approximately $40,000.

Research and development expenses during the three and nine months ended September 30, 1999 were $438 and $1,177 compared with $793 and $6,676 for the comparable period of the preceding year.

Interest expense (income) for the three and nine month periods ended September 30, 1999 was $484 and $(5,409) compared to $8,719 and $15,379 during the comparable period of the prior year. The decrease in interest expense during the three and nine month periods ended September 30, 1999 is a result of the decrease in interest bearing debt of the Company. The Company recorded interest expense during the three and nine months ended September 30, 1998 on its interest bearing debt. The Company incurred debt during the third quarter of fiscal 1999 and recorded the related interest during the three months ended September 30, 1999. Interest income increased during fiscal 1999 as the Company had an increase in cash placed in an interest earning account.

As a result of the above, net loss for the three and nine month period ended September 30, 1999 increased by $271,461 and $331,482 to $456,621 and
$1,330,162 from $185,160 and $998,680 for the comparable prior period.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of September 30, 1999 was approximately $17,700,000 compared to $16,400,000 as of December 31, 1998. The net operating loss carry-forward is available to offset future taxable income through 2019. The Company's net operating loss carry forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At September 30, 1999, the Company had a deferred tax asset, which primarily relates to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

2. LIQUIDITY AND CAPITAL RESOURCES

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $1,724,000, $1,824,000 and $1,173,000 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

The Company's primary need for capital has been to purchase raw materials, upgrade machinery, fund operating losses and continue to develop and enhance patents and trademarks as well as to achieve computer Y2K compliance.

The Company's working capital as of September 30, 1999 was $1,531,049 as compared to working capital of $ 430,546 at December 31, 1998. The increase is primarily due to the cash infusion of $1,342,500 which resulted from the exercise of 8,950,000 warrants during the first nine months of fiscal 1999 and the cash infusion of $1,050,000 from the Convertible Debenture during the three months ended September 30, 1999.

The net receivables at September 30, 1999 were $129,508 compared to $96,852 at December 31, 1998. The Company had four customers that accounted for 71% of accounts receivable as of September 30, 1999. The net increase of $32,656 is due to additional receivables recorded for sales during the third quarter ended September 30, 1999 partially offset by payments on receivables at December 31, 1998. At December 31, 1998, the Company had three customers that accounted for 72% of accounts receivable.

Net inventory at September 30, 1999 was $607,519 compared to $408,643 at December 31, 1998. The net increase of $198,876 is due to the increase in raw materials purchased and finished goods manufactured for upcoming orders.

Advances and prepaids at September 30, 1999 and December 31, 1998 were $32,289 and $75,134, respectively. The decrease is due to a prepayment made in 1998 for materials of $57,892, which was received in 1999. The prepayment is partially offset by normal recurring advance and prepaid transactions, for a net decrease of $42,845.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves item that do not move for at least three months.

The days-in-inventory ratio increased by 18% from 182 at December 31, 1998 to 214 at September 30, 1999. This is due to the increase in raw materials inventory that was purchased for production orders for fourth quarter shipments. The inventory turnover at December 31, 1998 was 2.01 compared with 1.71 at September 30, 1999.

The Company recognized a 0% gross profit during the three months ended September 30, 1999 compared to a 58% gross profit during the three months ended September 30, 1998, and a 9% gross profit during the nine months ended September 30, 1999 compared to a 43% gross profit for the nine months ended September 30, 1998. The decrease during the three month period is due to the increase in labor and overhead in the manufacturing process which resulted in additional period costs, and therefore a decreased gross margin, during the three months ended September 30, 1999 from the comparable period of the preceding year. The decrease during the nine months ended September 30, 1999 is primarily attributable to the increase in sales of the SDS Air Box product line which is sold with a lower gross margin than the

Company's Air Box product line. The Company has estimated that sales of $3,500,000 would be required to cover operating costs and to achieve an overall gross margin of 40%. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 1998 by selling additional shares of the Company's Common Stock, primarily offshore to overseas investors and has been met in fiscal 1999 by the exercise of warrants to purchase additional shares of the Company's common stock and the placement in the third quarter of $1,050,000 in convertible debentures.

The Company may continue to require an infusion of additional working capital in order to develop its business. The source, timing and costs of such infusion is uncertain, and there is no certainty that the Company will be successful in raising additional working capital, either through the sale of debt or equity securities, or through commercial banking lines of credit. The Company currently has no banking lines of credit.

The Company had cash outflows of $1,346,314 from operating activities for the nine months ended September 30, 1999 compared to cash outflows of $986,791 for the nine months ended September 30, 1998. The net cash outflow from operations in both periods was primarily due to the Company's net loss. The change in net outflows of $359,523 from operating activities between the two comparable periods primarily resulted from the decrease in trade receivables of $32,291, the decrease in deposits and other assets of $109,691, the decrease in accounts payable and accrued liabilities of $84,617, the decrease in accrued officers' salary of $79,768, the decrease in due to related party of $31,500 and the net loss from operations after adjustments for non-cash items of $214,086 which was partially offset by the increase in inventories of $91,507, the increase in advances and prepaids of $92,833 and the increase in deferred revenue of $8,090.

Net cash used in investing activities was $107,807 for the nine months ended September 30, 1999 compared to $405,712 for the nine months ended September 30, 1998. Net property, plant and equipment was $706,214 at September 30, 1999 compared to $822,787 at September 30, 1998. The net decrease is due to the reduction in property and equipment expenditures partially offset by the increase in patent expenditures during the first nine months of fiscal 1999.

Cash flows from financing activities were $2,392,500 during the nine months ended September 30, 1999 compared to $1,510,680 during the comparable period for the preceding year. The net increase is due to the increase in proceeds from the exercise of warrants of $1,217,025, the increase in proceeds from the convertible debentures of $1,050,000 and the decrease in payments on note payable of $31,500 that are partially offset by a decrease in proceeds from private placements of $955,705 and by a decrease in proceeds from notes payable of $461,000.

The Company has suffered recurring losses from operations and has an accumulated deficit of ($19,287,142) at September 30, 1999. The Company sustained net losses of approximately $1,330,000 for the nine months ended September 30, 1999 and $1,724,000, $1,824,000 and $1,173,000 for the fiscal years ended December 31,
1998, 1997 and 1996, respectively. The net losses incurred for fiscal years ended December 31, 1998, 1997 and 1996 caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results.

3. SEASONALITY AND INFLATION

The Company's sales do not appear to be subject to any seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.

4. YEAR 2000

The Company has completed an evaluation of the Year 2000 (Y2K) computer information processing problems and Year 2000 program requirements for internal operations and Company products. With proposed computer software upgrades in place by the third quarter of 1999, the Company does not believe it will experience Year 2000 problems in those areas. A survey analysis of external vendors has been initiated to evaluate their Y2K preparedness. The Company's Year 2000 compliance evaluation will then be complete. The Company does not believe it has significant exposure to Year 2000 problems with significant vendors, customers and financial institutions and does not expect that the Year 2000 issue will have a material cost or impact on Company operations. However, there can be no assurance that the systems of other companies on which the Company relies will not have an adverse effect on the Company.

The Company has spent considerable time and resources on Year 2000 compliant issues. The Company has reviewed all of its products and none of its products utilize computer technology in the product itself. The Company's products are Air Box(R) technology made from plastics that are formed together into a self enclosing packaging system which is neither computer controlled nor is it a computer chip carrying product.

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

Management does not believe that there are any future costs related to fixing Y2K issues beyond the $25,000 that has already been expended. The Company's product is a disposable item, which possibly can be used twice, or three times, and does not utilize computer technology of any shape or form. The Company's vendors are multi-national companies who have completed Y2K compliant questionnaires for the Company. The Company believes that all existing Y2K problems have been addressed.

As of December 31, 1998, $15,000 of the cost of Y2K compliance had been expended. As of June 30, 1999, $5,000 had been expended. The balance of $5,000 was expended during the third quarter of 1999.

A breakdown of Y2K compliant costs is as follows:

A.     Manufacturing machine microprocessor changes             $7,500
B.     Manufacturing machinery software changes                 $7,500
C.     Accounting/inventory management systems-software         $5,000
D.     Accounting/inventory management systems-hardware         $5,000

The source of funds of Y2K cost of compliance came from general working capital of the Company. The Company does not have a specific information technology budget due to its small size. The Y2K compliance program was specifically instituted in 1998 to assure that the Company would be compliant in the year 1999 and no later than September 30, 1999. The Company has deducted these expenditures along with other operating expenses from its income.

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

PART II -- OTHER INFORMATION

ITEM 6. -- EXHIBITS

       (3)(I) ARTICLES OF INCORPORATION. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

       (3)(II) BYLAWS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

       (10) MATERIAL CONTRACTS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

           (i) INVESTMENT BANKING AGREEMENT

       (27)    FINANCIAL DATA SCHEDULE

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            AIR PACKAGING TECHNOLOGIES, INC.

                                            /s/
                                            DONALD OCHACHER
                                            CHIEF EXECUTIVE OFFICER

                                            /s/
                                            JANET MAXEY
                                            CHIEF FINANCIAL OFFICER

DATE: NOVEMBER 12, 1999