Form 10-K
period 1999-12-31
AIR PACKAGING TECHNOLOGIES INC
filed 2000-04-14
CIK 1085117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             -----------------------
                   For the fiscal year ended December 31, 1999

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

        Securities registered pursuant to Section 12(b) of the Act:  none


  Securities registered pursuant to section 12(g) of the Act: 7,520,415 common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    X  yes       no
                                          ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form  10-K  or  any  amendment  to  this  Form  10-K.   _____

The aggregate market value of the voting stock held by non-affiliates of the Registration was
$  2,742,270 as  of  March  31,  2000.
 -----------

       Shares of Common Stock Outstanding as of March 31, 2000: 7,520,415

Part  I

Item  1.                               BUSINESS
                                      ---------

     INTRODUCTION
     ------------

     Air Packaging Technologies, Inc., a Delaware corporation ("APTI") is engaged in the manufacturing, distribution, marketing, and continued development of inflatable, protective packaging for use in shipment of higher end fragile products. It holds worldwide patents on a packaging system which utilizes chambered packing material which provides an Air Box cushion around shipments. Its Air Box system competes favorably against materials like bubble wrap, urethane foam, etc., in terms of protection, ease of use and storage, for shipment of higher value items throughout the world.

                           A.     GENERAL DEVELOPMENT
                           --------------------------

     The Registrant's predecessor was organized as a Canadian corporation under the British Columbia Company Act in 1985, under the name "MDE Exploration, Inc.". MDE Exploration made an initial public offering in 1988 in Canada under the auspices of the Vancouver Stock Exchange, and raised CDN$175,000 (net of commissions) through the issuance of 500,000 shares of Common Stock at CDN$0.40 per share.

In 1989, MDE Exploration, Inc. was reincorporated in Delaware, and reorganized and combined with Puff Pac Hold Co. Inc., P&P Industries, Inc., and Puff Pac Ltd., under the name Puff Pac Industries, Inc.

In September of 1992 Puff Pac Industries, Inc. changed its name to Air Packaging Technologies, Inc.

The Registrant's stock commenced trading on the NASD Bulletin Board in April of 1994.

     Puff Pac Ltd., a California Limited Partnership, remains in existence due to ownership by a small minority interest. APTI owns 99.13% of the beneficial interest in Puff Pac Ltd

     APTI's corporate offices are located at 25620 Rye Canyon Road, Valencia, California 91355; its telephone number is (661) 294-2222; its facsimile number is (661) 294-0947.

     APTI  has  one  wholly  owned  subsidiary:

   Puff Pac Industries Canada Inc. ("Canco"), a British Columbia corporation.

                        B.      FINANCIAL INFORMATION BY
                        --------------------------------
                    INDUSTRY SEGMENT AND CLASSES OF PRODUCTS
                    ----------------------------------------

     Registrant  is  in  only  one  industry  segment,  "protective  packaging".



                                                         Year
                                                  --------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------
Sales of Air Box  Protective Packaging
to Unaffiliated Customers: . . . . . .  $   959,712   $   722,268   $   340,624

Operating Loss . . . . . . . . . . . .  $(1,854,918)  $(1,819,872)  $(1,827,861)

Identifiable Assets, Net . . . . . . .  $ 2,970,285   $ 1,810,595   $ 1,137,721




                                   C. BUSINESS
                                   -----------

1.     PRODUCTS
--     --------

     APTI manufactures and markets a line of industrial packaging products under the name "Air Box" .

     The Air Box provides reusable protective packaging during shipping and storage for a wide range of high value items. It provides vastly superior protection from ESD (electro static discharge) damage, and moisture. It also provides see-through transparency for visual inspection of the product during shipment and storage.

     The patented design suspends an item within a double-chambered envelope, which when inflated, surrounds the item with a protective cushion of air, protected by a double wall of transparent material, made out of a combination of polyethylene and nylon.

     Although not an inexpensive form of packaging, the Air Box provides a cost-effective packaging solution for higher value items and is environmentally superior to conventional packaging. When deflated and disposed of, use of the Air Box reduces the amount of waste by up to 90%, compared with traditional packaging. The packaging is also easily storable in deflated form, greatly reducing warehouse space required to be devoted to package material storage.

     Air Box is reusable, allowing the package to be deflated and reused. The Air Box is designed for companies that have substantial round-trip packaging and shipping requirements.

     APTI has also developed and markets a Static Discharge Shielding (SDS) Air Box. This product is designed for electronic products requiring static-discharge protection (i.e., Wafers and Integrated Circuits). The SDS Air Box has two layers of anti-static coated film (inner and outer bags) that dissipate static electricity while the package's air chamber provides full static shielding. This provides one hundred times the protection of traditional static shielding bags, and still provides cushion protection, all in one package.

     The SDS Air Box also meets MIL B81705C Type II and Type III and EIA 541 specifications. The Electronics Industry Association (EIN) puts out the standard which is titled packaging materials standard for Electro-state discharge sensitive items. Motorola and other electronic semiconductor manufacturers are presently using the SDS Air Box for shipment of their wafer and integrated circuits.

              During the first quarter of 2000 APTI introduced a new line of products which will substantially reduce the amount of material while preserving the products protective qualities. The new product, to be called Suspend-A-Pak will be suitable for the shipment of laptop computers and similar shaped products. APTI has applied for the patent for this new packaging concept, Suspend-A-Pak. The bag is made similar to an inner tube surrounding the item while allowing the 4 corners to protrude through the tube. This in effect lifts and suspends the item giving it excellent protection against drop and vibration damage.

              APTI adopted the use of AIR BOX for the promotional market shipping everything from invitations to bottles of Champagne. The see through effect of the Air Box lends itself to this type of packaging. The Company will visit trade shows beginning in January to align us with companies presently selling to this market.

              Air Box products are offered in 6 standard sizes and SDS Air Box products are offered in 8 standard sizes.

     Air Box quilting is an additional process developed by the Company which allows the Air Box to take up less space when inflated and to support heavier items for shipping. Air Boxes can accommodate products up to 15 pounds in weight.

     APTI has created the Air Box Shipping Center as a marketing tool. The Center is designed for the miscellaneous shipping needs of small businesses. It is portable, measuring 17"x22"x4", made of corrugated cardboard, and comes with an assortment of one hundred and twenty (120) Air Boxes in eight different sizes and a portable air pump. It offers packaging protection equivalent to a closet full of Styrofoam.

     Conventional packaging requires as much as nine times more material volume than the Air Box, which consists of 90 percent air when inflated. Since the Air Boxes are stored flat, storage space requirements are greatly reduced.

     Designed to be reused as often as five times per Air Box, deflatable Air Box materials going into a landfill after use represent 45 times less waste material compared with existing materials.

     The see-through film of the Air Box permits instant verification of contents and allows a humidity indicator card to be read without opening the package. In some styles bar codes can also be scanned directly through the Air Box without opening it.

     During inflation, the two chambers, sealed together at the edges, swell against one another, immobilizing the product trapped between.

     The product's disadvantage is its high unit cost. Further, in some applications the product's moisture barrier does not meet certain Mil specs, although the Company's research and development department is working to improve such protection. The product is also relatively unknown, and there are limits to size, shapes and weights.

     At the point of unpacking in the recipient's plant, Air Boxes are deflated by pulling up the valve stem on the valve allowing air to escape through the center of the valve, when the Air Box is ready for reuse the valve stem will be pushed back down after inflation.



     In summary the Company's Air Box product has the following attributes and advantages

-     A  unique  packaging  system
-     Patented  products
-     Superior  drop  and  vibration  protection
-     Transparency
-     ESD  protection
-     Custom  shapes
-     Custom  printing
-     Reusable  Cost  effective  Environmentally  friendly
-     Suspend-A-Pak  is  a  low  cost  alternative  to  traditional  packaging



MARKETING
 --------

      The Company has identified and has focused upon six key industries which management believes can immediately benefit from its products. These are:

-     Promotional  product  or  event  announcements
-     Static  Discharge  Shielding  (SDS)
-     Medical
-     Dental
-     In  store  display
-     Retail  packaging
-     Electronic  finished  product  repairs

             In addition the Company is continually seeking additional commercial opportunities for the of its Air Box Products in all markets.




PROMOTIONAL  AIR  BOX

             The Company is attempting to take advantage of the unique appearance of its Air Box by increasing its efforts to sell the product in the promotional packaging market. By changing the materials, the price of the Air Box can be significantly reduced which allows the Company to compete with traditional forms of packaging. The Company intends to seek strategic alliances with well-established Companies in the promotion and business premium industries.

SDS

     The SDS market is principally the semiconductor market. Manufacturers are concerned with the shipment of silicon wafers used to manufacture integrated circuits, and IC's packaged in a Tape and Reel for shipment and further manufacture. This is a worldwide market.

     Management believes its products are the only protective packaging with Both static shielding and cushion protection. The Air Box provides superior
   -
static shielding, is cost effective, requires less storage space, allows use of primary shipment containers (Empak) (reusing the manufacturer's carrier provides additional cost savings), and is more effective in reducing damage from drops and vibrations.

     The product exceeds all ESD standards, all ISTA and ASTM compression and transportation standards, and has passed all commercial airline altitude tests. The product does not particulate - avoiding wafer contamination. The product is environmentally friendly with 90% less waste going into the landfill after use as compared to other packaging materials. The Company's customers report the Air Box is providing cost savings and freight savings, since there is less shipment weight and the corrugated box is smaller when compared to traditional cushion packaging.

     In a typical application, the two chambers contain air and are sealed together at the edges, with the exception of an open end in which the product is inserted along with a humidity indicator card. An operator applies pressurized air from an inexpensive regulator, supplied by APTI to the bag's nozzle, inflating the bag. The open end is then vacuum-sealed using existing equipment. The resulting product/package construction, consisting of film/air gap/film/product/film/air gap/film, is what gives the package its strong static shielding protection. The air gaps can range anywhere from to 1 inch thick, depending on the contents. The film is coated to provide the required static dissapative properties, the polyethylene and nylon both provide enhancing properties to resist puncture and a long shelf life.

     After a variety of tests conducted under several different conditions, independent testing laboratory Fowler Associates confirmed that the combination of the material and the air gaps "provide a very good ESD package for essentially all devices under essentially all conditions. In one test, the package withstood a 20kV discharge while containing integrated circuits that are rated at 150 v maximum.


     Another part of the SDS market is the Photomask market. The Photomask has no efficient nor cost-effective method of shipment, is extremely fragile, is subject to transit damage, and is particularly sensitive to contamination. SDS Air Box can be sealed to eliminate contamination during transit and storage. Prior to the SDS Air Box entering this market, the Photomask manufacturers had no efficient way to ship their fragile Photomasks. They were getting substantial damage during shipping and storage, causing them to use such extremes as packaging them in a five-gallon ammo can with bubble wrap or a full size suitcase lined with polyurethane foam. If the Photomask was extremely fragile, they had to hand carry it to the customer. In all cases, it was substantially more expensive to insure the safety of the Photomask prior to the introduction of the SDS Air Box. APTI has been selling the Photomask Air Box to Photronics for nine months, and recently began selling the SDS Air Box for Photomasks to two other companies. These three companies control 60% of the Photomask market.

     Other markets for the SDS Air Box include sensitive parts for wafer making machines, high-end disc drives, quartz glassware used in making semiconductor wafers, and lightweight surface mount boards, among others.

MEDICAL

             The Company recently successfully designed and sold an Air Box to ship living human skin in a Petrie dish, combining a temperature controlled environment with Air Box cushion packaging from the Organogenises laboratory to the hospital. This skin is called Apligraf and is made by Organogenises of New England. If the Apligraf is subjected to substantial vibration or shock during the trip to the hospital, it will form a small bubble under the skin and die very quickly. Many forms of packaging were tested and the Air Box design is the only FDA approved method of shipping the Apligraf.

     Dental  Products
     ----------------

     The Dental market is concerned with the shipment of dental impressions from the dentist's office to the laboratory for the fabrication of dental plates and apparati and the return trip to the Dentist. Deliveries inside of about 75 miles are now hand delivered, and do not need the Air Box. Dentists who are outside the 75-mile radius of the laboratory must ship both ways by air courier. APTI has replaced the corrugated box and foam interior with a simple reusable Air Box that fits into an overnight courier bag. The laboratory is saving $1.00 per shipment on freight (going both ways) and plans to use the Air Box four times, giving them additional savings. They also have their packages delivered up to two hours earlier than if packaged in boxes and foam. The environmental effect is tremendous and important to the industry; the Air Box is 95% less dunnage going into the land fill, and if used four times is 98% less dunnage.

IN  STORE  DISPLAY

             The Company is also utilizing the unique appearance of the Air Box to increase sales of its product to the in store display market in department stores and service establishments. A leading manufacturer of beauty parlor supplies will introduce a new line of products to its beauty salon customers using a custom-designed Air Box set in a metallic base.

RETAIL  PACKAGING

             The Company is presently working with both packaging design firms and manufacturers to develop a line of Air Boxes, which can be used in the retail market. The Air Box will serve two functions: to protect the enclosed product and to attract the attention of potential customers.

SUSPEND-A-PAK

             Suspend-A-Pak, a totally new line of Air Boxes, was introduced in the first quarter of 2000. It is designed to be used as suspension packaging using Air Box technology but utilizing substantially less material. This will allow the Company to compete in high volume, low-end applications and in the transportation of electronic items such as laptop computers.

2.  Methods  of  Sales
----------------------

     The Company has a Vice President of Sales handling national accounts as well as an inside sales person located in Valencia CA.

     End user sales are mainly handled through a variety of packaging distributors throughout the United States. It is the Company's intention to develop this area of the sales extensively in the coming months.

     The Company has one outside sales representative located in the San Jose area to sell primarily to the Semiconductor Market.

     The Company has three International Distributors selling their products; in Europe, Air Packaging Europe, in Japan with Captain Industries and in the Far East with Dou Yee of Singapore. The Company plans to expand its International sales efforts by working with non-exclusive Distributors.

     The major share of the Company's present sales come from the U.S. market with National accounts and 15% of the sales coming from the International Distributors.

3.      Manufacturing
---------------------

     APTI purchases raw materials in the form of extruded or laminated webs of thin flexible plastic films which have been printed or coated by outside suppliers. These films are produced for the Company to the Company's film design specifications and standards.

     These films are then formed into the Company's various products on the Company's custom designed and computer controlled modular converting machines, which use heat sealing technology to join the multiple layers of plastic film together. The specific sequence of operations and control parameters is proprietary to the Company, and is covered by process patents. The Company currently has two product fabrication converting machines which are capable of producing a total of five (5) million units per year.

     The Company fabricates its patented air inflation valve using extruded printed thin plastic films which are heat sealed together to form the valve on a custom designed fabrication machine. In the first half of 1998 APTI designed and developed an industrially acceptable push-pull hard valve. Field tests were completed with some of the Company's largest customers, and they enthusiastically endorsed the change in valves. The new push-pull valve eliminates the threat of air escaping through the valve. APTI is using the push-pull valve in all Semiconductor applications and most custom design applications.

     The Company utilizes continuous process quality monitoring raw material, production lot testing and other elements of Total Quality Management to produce a high quality of product, which continues to hold air in all usual shipping environments which may be encountered by the Company's customers in shipping their products.

     The Company packages its products in boxes for shipment to its many customers and distributors throughout the world. Some of the products are "standard" items and are produced to forecast and warehoused for quick response subsequent shipment, while other products are produced only upon specific customer order for immediate shipment. On large special orders the Company can provide products with custom printing to the customer's requirements; all other orders are produced and shipped with the Company's standard logo and patent information printed thereon.

4.     Sources  and  Availability  of  Raw  Material
----------------------------------------------------

     The Company has at least two suppliers fully qualified to produce each of the raw material films required for its products and several companies qualified to provide the printing required.

     Basic raw materials required by us from our suppliers, such as Jefferson Smurfitt and Huntsman, are produced and readily available to us. All of the film raw materials used are produced in the millions of tons currently in other industries. The Company has adopted industry standard processes to fabricate its raw materials. As a result, supplies of raw materials are available to the Company from many sources, though the lead-time can be several weeks until receipt of raw materials into the Company plant.


5.     Patents,  Trademarks  &  Licenses
----------------------------------------

     The Company has a combination of products, process and application patents, backed by proprietary and trade secret manufacturing technology. Management believes the patents and trademarks provide a formidable barrier to competition. They include 13 U.S. patents and 1 pending with 2 trademarks and 1 pending, with 13 foreign patents with 2 pending and 1 trademark pending - and further filings continue to protect and strengthen the technology position. The Company is required to pay minor royalties related to certain patents and trademarks, and in prior years had paid royalties on both patents and the trademark "Puff Pac", which trademark is no longer used. Total expense related to these agreements was $4,324 in 1999, $3,991 in 1998 and $1,726 in 1997. The continuing royalty payment on patents continues for the life of the original patents, and is fixed at 2% of cost of goods sold on an annual basis.




6.     Seasonal  Factors
------------------------

     The seasonal factors in the Company's Air Box product are limited, and revolve only around industry slow downs.


7.     Inventory  and  Other  Working  Capital  Items
-----------------------------------------------------

     The Company carries a continuing inventory of its Air Box products, based on sales forecasts. The book value of this inventory has been significantly reduced due to the slower than expected sales rate and potential obsolescence or rework necessitated by the Company's continuing product development and improvement. The Company had inventory reserves of $33,000 and $63,000 in 1999 and 1998, respectively.


8.     Principal  Customers
---------------------------

     Three larger customers, Motorola (XPEDX), The Air Packaging Company (Europe) Ltd., and C-PAK PTE, LTD (Singapore) accounted for 16%, 17% and 24% of its sales during its fiscal year ended December 31, 1999. These companies are independently owned, and are not affiliates of APTI.


9.      Firm  Backlog
---------------------

     As of December 31, 1999, APTI had $97,000 in backlog orders, which are scheduled to be completed within 90 days. The backlog orders as of December 31, 1998 totaled $35,970. Most orders are non-custom, and are filled and shipped within 14 working days. Custom orders require 6 to 8 weeks to manufacture and ship.


10.      Government  Contracts
------------------------------

     We recently completed a series of simulated transportation tests for the Military-Navy for several items with excellent results. The U.S. Military advised us they want to purchase the Air Box to ship sensitive items for the U.S. Navy between the ships and repair depots. We are pursuing this at the present time, and although the potential opportunity is substantial, there is no guarantee APTI will have a contract with the U.S. Military in the near future.


11.      Competition
--------------------

     APTI has two distinct types of competitors, one in the standard Air Box market and one in the SDS Air Box market.

     The Standard Air Box competes against traditional cushion packaging such as die cut styrofoam, loose fill, bubble wrap, die cut corrugated, convoluted foam and other forms of packaging. The Company's products are competitively priced with most of these competitors. The Company's Air Box product performs better than all other cushion packaging in transportation tests.

     The second market is the static shielding market. Here, APTI competes against anti-static foam cushion packaging. Most of the Company's competition is multi-step packaging, compared to the one step method offered by SDS Air Box
 . The Company's SDS Air Box is competitively priced, and management expects to increase its share of this market.


12.     Research,  Development  &  Laboratory
---------------------------------------------

     The Company maintains an ongoing research and development effort, striving to develop more effective and efficient packaging products based around the Air Box technology and design. The Company maintains three full time researchers, assisted on a part time basis by other employees, and has established an ISTA Certified testing laboratory within its manufacturing premises in order to aid its research and development efforts. The Company also partners with its customers or prospective partners in an effort to develop new and more creative solutions to the customer's unique packaging needs.

     For the years ended December 1999, 1998, and 1997, research and development expenses were $5,419, $7,371 and $3,322, respectively.


13.     Environmental  Factors
------------------------------

     The Company's manufacturing processes are environmentally "clean", as they comprise only the use of electrically generated heat at modest temperatures (300 to 400F) to heat seal the layers of plastic films together. There are no by-products created by the Company's manufacturing processes other than scrap plastic films generated when the machines are set up or occasionally require adjustment. There is no toxic or dangerous fumes emitted by the heat seal processes as the materials are kept well below their boiling points.


14.     Employees
-----------------

     The Company has 19 full-time employees. Eight of these are in management, sales, product development, or administration positions and eleven are in production/warehousing/shipping operations.

     The production and packaging operations are supplemented by the addition of temporary personnel when scheduling requires. The operation is a non-union shop with staffing drawn from the Valencia and Los Angeles metroplex, California areas. The production workers when hired are typically non-skilled or semi-skilled, and are trained, by the Company, in operation of its converting fabrication equipment. The Company believes that its relationships with its employees are good.

15.     Financial  Information  Relating  to  Foreign  and  Domestic  Sales
---------------------------------------------------------------------------

     Sales  to  Unaffiliated  Customers:

                           Year
                 --------------------------
                 1999      1998      1997
               --------  --------  --------
United States  $563,971  $366,177  $295,116
Europe. . . .  $165,691  $223,619  $ 45,508
Asia. . . . .  $230,050  $132,472         -


Operating  Loss:

                                Year
                  --------------------------------
                   1999         1998         1997
               -------------  ----------  -------------
United States  $ (1,094,402)  $(928,135)  $ (1,590,239)
Europe. . . .  $ (  315,336)  $(564,160)  $(   237,622)
Asia. . . . .  $(   445,180)  $(327,577)             -


All  Identifiable  Assets  of  the  Company  are  located  within  the  U.S.

Item  2.          PROPERTIES
                  ----------

     The Issuer has corporate offices, manufacturing, research and distribution facilities housed in its 17,280 square foot headquarters in Valencia, California. All products are manufactured at this location. Management believes its facility is adequate for the Company's current level of operation.

     The facility is leased on a long-term lease which expires May 31, 2000, at a current rental of $10,445.00 per month, plus common area expenses. During January 2000, the Company extended the term of the lease until May 31, 2005 at a monthly rental of $11,000.00 plus common area expenses, beginning June 1, 2000.

Item  3.      LEGAL  PROCEEDINGS
             -------------------

     A former employee of the Company is seeking a severance payment of $101,500 alleging he is entitled to such a payment under terms of an employment agreement, which was voluntarily terminated in November 1998. The parties have agreed to arbitration scheduled to take place during 2000. The Company has established a liability for the entire amount.

     Aside from the above, there is no litigation outstanding, and management is not aware of any potential claims which might be asserted.

Item  4.               SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITY HOLDERS
                       ---------------------------------------------------------

     No  matters  were  submitted  in  the  fourth  quarter  of  fiscal  1999.

Part  II
--------

Item  5.                    MARKET  PRICE  AND  DIVIDENDS
                            -----------------------------
                          ON  REGISTRANT'S  COMMON  STOCK
                          -------------------------------
                     EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
                     ------------------------------------------

     The Company's Common Stock traded on the Vancouver Stock Exchange in Vancouver, British Columbia, under the symbol "APT" until July 23, 1998. The symbol was changed on September 1, 1992 commensurate with a name change. The closing sales price as of July 22, 1998, the last day traded on the Vancouver Stock Exchange, was $0.14US

     The Company's Common Stock trades on the NASD Bulletin Board, under the symbol "AIRP". The closing sales price on December 31, 1999 was $0.08 at a pre-reverse stock split price.

Set forth below is the high and low bid information in U.S. dollars for the Company's Common Stock for each full quarterly period within the two most recent fiscal years at pre-reverse stock split prices. The information set forth below was obtained from the OTC Bulletin Board and the Vancouver Stock Exchange, the latter which was translated to U.S. dollars using the annual average conversion rate.







                      High    Low
Period                 Bid    Bid
----------------      -----  -----
4th Quarter 1999      $0.12  $0.10
3rd Quarter 1999       0.17   0.17
2nd Quarter 1999       0.17   0.17
1st Quarter 1999       0.26   0.17

4th Quarter 1998       0.29   0.07
3rd Quarter 1998       0.22   0.10
2nd Quarter 1998       0.24   0.12
1st Quarter 1998       0.26   0.11

     At March 31, 2000 the Company had approximately 557 shareholders of record.

     The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.

                     RECENT SALES OF UNREGISTERED SECURITIES
                     ---------------------------------------


                                                    Class of           Nature               Amount
                                    Amount          Persons to           of                    of            Exemption
  Dates            Title             Sold            Whom Sold       Consideration        Consideration       Claimed
---------  -------------------  ---------------  ------------------  -------------       ---------------    -------------
8/16/99 -
 10/14/99    Debentures(4)                1,500          6 Offshore                Cash     $    1,500,000  Sec 4 (2), Reg D
                                                         Accredited.                                        Sec 4 (6)
                                                         Investors

  6/11/99    Common                     335,000          1 Offshore                Cash     $      502,500  Reg S
             Stock (3)                                   Accredited
                                                         Investor

   5/6/99    Common                     150,000          1 Offshore                Cash     $      225,000  Reg S
             Stock (3)                                   Accredited
                                                         Investor

  4/26/99    Common                     160,000          1 Offshore                Cash     $      240,000  Reg S
             Stock(3)                                    Accredited
                                                         Investor

  1/28/99    Common                     246,667          1 Offshore                Cash     $      370,000  Rule 504
             Stock(3)                                    Accredited
                                                         Investor

  1/28/99    Common                       3,333          1 Offshore                Cash     $        5,000  Reg S
             Stock                                       Accredited
                                                         Investor


  1/15/99    Common Stock               150,000          1 Offshore                Cash     $      150,000  Reg S
             & Warrants                                  Accredited
             (On a 1 for 1                               Investors
              basis)

  1/15/99    Common Stock                50,000          1 Accredited              Cash     $       68,000  4(2)
             & Warrants                                  U.S. Investor
            (On a 1 for 1
             basis)

   12/21/    Common                     420,000          1 Offshore                Cash     $      630,000  Rule 504
   98        Stock (3)                                   Accredited
                                                         Investor

   9/98 -
    12/98    Common Stock             1,043,157          Ten              Conversion of     $    1,066,572  Reg S
                                                         Offshore        Debt to Equity
                                                         Accredited
                                                         Investors

     9/98    Common Stock                20,839          1 Accredited     Conversion of     $       25,000  4(2)
                                                         U.S. Investor   Debt to Equity

  9/11/98    Common Stock(3)            100,000          1 Offshore                Cash     $      125,475  Reg S
                                                         Accredited
                                                         Investor

   1/98 -    Common Stock               811,250          4 Offshore                Cash     $      985,657  Reg S
    12/98    and Warrants                                Accredited
            (On a 1 for 1                                Investors
             basis)

  11/4/97    Common Stock &              36,921          1 U.S.                    Cash     $       99,723  4(2)
             Warrants(2)                                 Accredited
            (On a 1 for 1                                Investor
             basis)

   5/97 -    Common                     225,000          3 Offshore                Cash     $      365,117  Reg S
    11/97    Stock(3)                                    Accredited
                                                         Investors

   1/97 -    Common Stock               180,958          Three            Conversion of     $      288,907  Reg S
     7/97                                                Offshore        Debt to Equity
                                                         Accredited
                                                         Investors

   1/97 -    Options to                   5,750          Four                 Bonus         $        9,539  4(2)
    12/97    Acquire Common                              Sophisticated    Consideration
             Stock                                       Employees, all    to Employees
                                                         Sophisticated

   1/97 -    Common Stock             1,000,583          4 Offshore                Cash     $      834,645  Reg S
    11/97    and Warrants(2)                             Accredited
            (On a 1 for 1                                Investors
             basis

     5/96    Common                     747,778          8 Offshore                Cash     $    1,235,638  Reg S
    12/96    Shares (2)                                  Accredited
             and Warrants                                Investors
            (On a 1 for 1
             basis)

     7/96    Common Stock                29,375          2 Offshore       Conversion of     $      108,555  Reg S
                                                         Accredited      Debt to Equity
                                                         Investors

     5/97    Convertible(1)             230,000          1 Offshore                Cash     $    1,250,000  Reg S
             Debenture                  Debenture        Accredited
                                                         Investor

(1)     1,250,000  of  the  debt  was  converted on May 29, 1997, to 230,000 shares of Common Stock plus 230,000
        Warrants exercisable  at  $1.50  per  share,  and  expiring  on  May  29,  1999.
(2)     Each Warrant provides the  right  to  acquire  one  share  of  Common Stock at $1.50, and has a two-year term.
(3)     Issued  in  connection  with  the  exercise  of  Warrants  previously placed with  offshore  investors.
(4)     The Company issued $1,500,000 in Senior Convertible Notes during 1999 which are convertible into shares of common stock of the  Company  at  any  time  before  September  30,  2003  at  prices  ranging  from
        $1.50 to $2.50 per share.




                     DESCRIPTION OF REGISTRANT'S SECURITIES
                     --------------------------------------

     The Company has only one type of equity security, Common Stock with par value equal to U.S. $0.01. There are 50,000,000 authorized shares of Common Stock of which 7,966,408 shares were issued/outstanding as of December 31, 1999.

       The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of Capital Stock. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any preferred stock that might be issued in the future. Holders of Common Stock have no preemptive or subscription rights, and there are no redemption or conversion rights with respect to such shares. All outstanding shares of Common Stock are fully paid and nonassessable.

     The Company issued $1,500,000 in Senior Convertible Notes during 1999. The Senior Convertible Notes are unsecured and due on September 30, 2003. The holder may convert the principal amount of such Note at any time before September 30, 2003, into shares of common stock at a price ranging from $1.50 per share to $2.50 per share, at the holder's option. The annual interest payment of 7% of the principal amount of each debenture may be received in common stock of the Company at a 20% discount, at the holder's option.

     The Board of Directors proposed to the Company's shareholders and they adopted at its Annual Meeting held on June 4, 1999, resolutions giving the Board of Directors the authority and discretion to reverse split the Company's Common Stock on a 1 for 10 basis, if and at such time over the succeeding 12 months, as the Board of Directors determines such a reverse split would be in the interest of the Company. In such event, the authorized capital stock would change to 50,000,000 shares of common stock authorized and each 10 shares of the outstanding common stock would automatically convert into a single share of new common stock. In January 2000, the Board of Directors declared a one-to-ten reverse stock split and all stock related data for all periods presented has been adjusted.

Item  6.       FINANCIAL  INFORMATION
             ------------------------

     The following table summarizes certain selected financial data for the periods presented for the Company. The data for the year ended December 31 1999, 1998 and 1997 should be read in conjunction with the more detailed audited statements for such years presented elsewhere herein.






                                   1999             1998         1997          1996          1995
                             ----------------  ------------  ------------  ------------  ------------

Revenues. . . . . . . . . .  $       959,712   $   722,268   $   340,624   $   640,074   $   453,107

Loss: Continuing Operations       (1,853,012)   (1,723,647)   (1,824,199)   (1,172,840)   (1,774,801)


Net Loss:

Loss per Common Share:
  Loss before extraordinary
    item. . . . . . . . . .             (.25)         (.43)         (.59)         (.61)        (1.00)

  Extraordinary item. . . .                -           .05             -             -             -
  Net loss. . . . . . . . .             (.25)         (.38)         (.59)         (.61)        (1.00)


Dividends Per Share . . . .              n/a           n/a           n/a           n/a           n/a
Weighted Average Shares . .        7,249,585     4,506,608     3,069,362     1,931,376     1,801,986
     Outstanding


BALANCE SHEET DATA
---------------------------

Total Assets. . . . . . . .  $     2,970,285   $ 1,810,595   $ 1,137,721   $   643,062   $   955,722

Long-term Obligations              1,500,000           ---        39,500        39,500     1,352,000

Total Liabilities . . . . .        1,910,826       275,882     1,004,900     2,211,871     2,479,374

Item  7.      Management's  Discussion  and  Analysis  of
             --------------------------------------------
     Financial  Condition  and  Results  of  Operation
     -------------------------------------------------


1.  Results  of  Operations
---------------------------

General  Marketing  Efforts
---------------------------

     In 1999, the Company achieved sales of $959,712, which was a 33% increase over its 1998 total sales of $722,268.

Year  Ended  December  31,  1999  Compared  to  Year  Ended  December  31,  1998
--------------------------------------------------------------------------------

     Sales for the year ended December 31, 1999 were $959,712 compared to $722,268 for the fiscal year ended December 31, 1998. This represents an increase of $237,444 or 33% during fiscal 1999. The net increase is due to the increase in sales of the Company's Dental Air Box and the overall increase in sales of the SDS Air Box as a result of repeat orders and further expansion of its customer base.

     Cost of sales for the year ended December 31, 1999 was $1,012,083 or 105% of sales compared to $566,837 or 78% of sales for the year ended December 31, 1998. The Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operated at a deficit. The increase also is due to the related increase in sales of the SDS Air Box product line, which is sold, with a higher standard cost of sales than the Company's Air Box product
line.   The  Company  also  had  an  increase   in  labor  and overhead  in the
manufacturing process which resulted in additional period costs during fiscal 1999 from the comparable period of the preceding year.

     Selling, general and administrative expenses decreased by $170,804 or 9% during fiscal 1999 as compared to fiscal 1998. The decrease is due to decreases in salaries, consulting fees, travel expenses, legal expenses and a reserve for a potential liability partially offset by increases in sales and marketing, general office expenses, casual labor and accounting fees.

     The net decrease in salaries of $83,856 is partially due to the decrease in the salary level of the president of the Company as a result of the change in presidents which occurred in June 1999. The decrease is also attributable to a salary adjustment recorded during fiscal 1998 of $81,000 for a former president for which a similar type of adjustment was not recorded during fiscal 1999. The decease in consulting fees of $118,086 during fiscal 1999 is due to the decrease in stock based consulting expense recorded which is partially offset by an increase in consulting fees paid to a former president. The decrease in travel expenses of $35,680 is primarily due to the change in presidents in June 1999. The decrease in legal expenses of $39,956 is due to a reduction in the use of services by two of the Company's attorneys partially offset by an increase in legal fees regarding a claim by a former employee. The decrease in selling, general and administrative expenses includes a reserve recorded during fiscal 1998 for a claim by a former employee of $101,500 for alleged breach of an employment contract. The net decreases in selling, general and administrative expenses during fiscal 1999 are partially offset by increases in four categories. The net increase in sales and marketing expenses of $41,572 is primarily due to increases in trade show fees and related show expenses and travel and is partially offset by a decrease in public relations as the Company did not utilize a public relations company during 1999. The increase in general office expenses is due to a general increase in business. The increase in casual labor of $39,162 is primarily due to the Company's increase in utilizing employees from temporary agencies for staffing needs for the engineering and quality control departments during 1999. The increase in accounting fees of $41,337 is primarily due to the initial Form 10 filing with the Securities and Exchange Commission during fiscal 1999 and the subsequent quarterly filings.

     Research and development expenses decreased by $1,952 or 26% during fiscal 1999.

     Interest and other income were $32,350 for fiscal 1999 as compared to $5,676 for fiscal 1998. The increase of 470% in fiscal 1999 is due primarily to the increase in cash placed in an interest earning account.
     Interest expensed decreased by $123,026 for fiscal 1999 as compared to fiscal 1998 as the Company recorded interest expense of $126,073 due to the revaluation of its warrants in November 1998. This transaction was not repeated during fiscal 1999.

     The Company did not have an Extraordinary Item during fiscal 1999. The Company recorded an Extraordinary Item during fiscal 1998 that was due to the restructuring of certain outstanding payables and accrued expenses. The Company paid approximately $190,000 in full settlement of accounts payable and other accrued expenses during the fourth quarter of 1998. This resulted in an extraordinary gain of approximately $244,000 during fiscal 1998. This was not repeated during fiscal 1999.

     The Company is currently in a loss carryforward position. The net operating loss carryforwards balance as of December 31, 1999 was approximately $18,200,000 compared to $16,400,000 as of December 31, 1998. The net operating loss carryforward is available to offset future taxable income through 2019. The Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

     As of December 31, 1999, the Company had a deferred tax asset of approximately $7,400,000 which primarily relates to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax assets will be realized.

Year  Ended  December  31,  1998  Compared  to  Year  Ended  December  31,  1997
--------------------------------------------------------------------------------

     Sales for the year ended December 31, 1998 were $722,268 as compared to $340,624 for the fiscal year ended December 31, 1997. This represents an increase of $381,644 or 112% during fiscal 1998. The Company began pilot programs with prospective customers of the SDS Air Box late in the fourth quarter of 1996. The positive results of these pilot programs resulted in the increase in sales that occurred during 1998.

     The inventory reserve at December 31, 1998 was approximately $63,000, or 13% of total inventory, compared to a reserve of approximately $154,000 or 50% at December 31, 1997. The net decrease in the reserve from December 31, 1997 to December 31, 1998 of $91,000 is due to the write-off of specific inventory items reserved in prior years. The Company evaluated all inventory items for slow movement and repair, and fully reserved for all items that did not move for at least three months or that had been discontinued.

     Cost of sales for the year ended December 31, 1998 was $566,837, or 78% of sales, compared to $592,544 for the year ended December 31, 997, or 174% of sales. The decrease in cost of sales as a percentage of sales is partly due to an additional inventory reserve of approximately $97,000 that was recorded during 1997. A similar provision was not recorded in 1998, as by the end o f 1998, the Company had written off those inventory items that had been fully reserved in prior years.

     Selling, general and administrative expenses increased by $395,313 or 25% during fiscal 1998 as compared to fiscal 1997. The increase in selling, general and administrative expense is attributable primarily to increases in professional fees, consulting fees, travel expenses, public company costs and a reserve for a claim by a former employee.

     The increase in professional fees is primarily due to an increase in legal expenses of $69,228 during fiscal 1998. The Company de-listed from the Vancouver Stock Exchange during mid-1998. As a result, the Company had several discussions with both Canadian and U.S. attorneys to verify that the related issues were properly handled. The Company also retained an additional attorney during fiscal 1998 specializing in compliance with labor laws. The increase in consulting fees during fiscal 1998 of $48,811 is primarily due to consulting work performed to assist the Company in the restructuring of the Company's debt through the issuance of common shares of stock in settlement of debt. Travel expenses increased during fiscal 1998 by $29,613 as a result of increased travel by an officer of the Company who had previously resided in Canada. Public company costs increased during fiscal 1998 by $68,635 as the Company expenses fees associated with raising capital through the exercise of warrants and fees associated with debt for equity transactions. The increase in selling, general and administrative expense includes a reserve recorded during fiscal 1998 for a claim by a former employee of $101,500 for alleged breach of an employment contract. Based on the current status of this claim, the Company believes that it has fully reserved for the highest potential liability related to this claim.

     Research and development expenses increased by $4,049 or 122% during fiscal 1998.

     Interest and other income were $5,676 for fiscal 1998 as compared to $21,596 for fiscal 1997. The decrease of 74% in fiscal 1998 is due to the gain on the disposition of an asset recorded during fiscal 1997.

     Interest expense increased by $135,536 for fiscal 1998 as compared to fiscal 1997 as the Company recorded interest expense of $126,073 due to the revaluation of its warrants in November 1998.

     The Company recorded an Extraordinary Item during fiscal 1998 that was due to the restructuring of certain outstanding payables and accrued expenses. The Company paid approximately $190,000 in full settlement of accounts payable and other accrued expenses during the fourth quarter of 1998. This resulted in an extraordinary gain of approximately $244,000.

     Depreciation and amortization expense increased by $68,664 or 46% during fiscal 1998 as compared to fiscal 1997. The increase in depreciation expense of $63,807 is attributable to the net increase in property and equipment during fiscal 1998 of $818,416 compared to the net increase in property and equipment during fiscal 1997 of $108,224. The increase in additional property and equipment during 1998 is primarily due to the cost of the retrofit of one of the manufacturing machines that approximated $726,500. Depreciation was calculated beginning in June 1998 for approximately 91% of the additions; the balance which was added during the last six months of fiscal 1998. The increase in amortization of $4,857 is due to the increase in additional patent costs from fiscal 1997 to fiscal 1998.

     The Company is currently in a loss carryforward position. The net operating loss carryforwards balance as of December 31, 1998 was approximately $16,400,000 compared to $15,000,000 as of December 31, 1997. The net operating loss carryforward is available to offset future taxable income through 2018. The Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

     At December 31, 1998, the Company had a deferred tax asset of approximately $6,800,000, which primarily relates to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax assets will be realized.


2.  Liquidity  and  Capital  Resources
--------------------------------------

     The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

     As of December 31, 1999, the Company's working capital was $1,416,212 compared to $430,546 as of December 31, 1998. The increase is primarily do to the cash infusion of $1,328,598 which resulted from the exercise of 895,000 warrants during fiscal 1999 and the cash infusion of $1,500,000 from the Convertible Debenture during the last half of fiscal 1999.

     The net receivables at December 31, 1999 were $ 57,603 compared to $96,852 at December 31, 1998.
     Net inventory at December 31, 1999 was $577,389 compared to $408,643 at December 31, 1998. The net increase of $168,746 is due to the increase in raw materials purchased for upcoming orders and anticipation of any Year 2000 issues and an increase in finished goods manufactured for upcoming orders.

     Advances and prepaids at December 31, 1999 and December 31, 1998 were $41,895 and $75,134, respectively. The decrease is due to a prepayment made in 1998 for materials of $57,892 , which was received in 1999. The prepayment is partially offset by normal recurring advance and prepaid transactions for a net decrease of $31,632.

     The Company recognized a negative gross profit of 5% during 1999 compared to gross profit of 22% during 1998. The decrease during fiscal 1999 is due to the increase in labor and overhead in the manufacturing process which resulted in additional period costs, and therefore decreased gross margin, during the year ended December 31, 1999 from the comparable period of the preceding year. The decrease during 1999 is also attributable to the increased in sales of the SDS Air Box product line which is sold with a lower gross margin than the Company's Air Box product line. The Company has estimated that sales of $3,500,000 would be required to cover operating costs and to achieve an overall gross margin of 40%. The Company will continue to operate a low margins until sales increases substantially. In addition as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 1998 by selling additional shares of the Company's Common Stock, primarily offshore to overseas investors and has been met in fiscal 1999 by the exercise of warrants to purchase additional shares of the Company's Common Stock and the placement in the third and fourth quarters of fiscal 1999 of $1,500,000 in Convertible Debentures.

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

     The Company had cash outflows of $1,465,588 from operating activities for the 1999 fiscal year compared to cash outflows of $1,635,054 for the 1998 fiscal year. The change in net outflows of $169,466 from operating activities between 1999 and 1998 primarily resulted from the following items. There was a decrease in trade receivables of $84,035, a decrease in inventory of $113,565, a decrease in advances and prepaids of $103,711 and a decrease in other liabilities of $39,500. The total decreases were partially offset by the increase in accounts payable and accrued expenses of $26,221 combined with the increase in the net loss from operations after adjustments for non-cash items of $141,441 during fiscal 1999.

     Net cash used in investing activities was $189,018 during the fiscal year compared to $447,429 during the 1998 fiscal year. The decrease is due to a reduction in property and equipment expenditures during 1999.

     Cash flows from financing activities were $2,678,958 during the 1999 fiscal year compared to $2,148,820 during fiscal 1998. The change is primarily due to increased proceeds from the exercise of warrants and notes payable of $1,564,331, which was partially offset by a decrease in proceeds from private placements of $924,593.

     The Company has suffered recurring losses from operations and has an accumulated deficit of ($19,809,992) at December 31, 1999, which raises substantial doubt about its ability to continue as a going concern. The auditor's report includes an explanatory paragraph on the uncertainty of the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results.

     On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debentures into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior the receipt of a notice of conversions, with minimum conversion price of $0.50. The notice of conversion for the temporary reduction must be received by April 30, 2000 and must include all accrued interest through May 31, 2000. As a result, the Company will record an expense related to reduction in conversion price.

     On March 24, 2000, the Board of Directors also approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of exercises must be received by April 30, 2000. As a result of this temporary reduction, the Company will record compensation expense for the difference between original exercise price and reduced exercise price multiplied by the number of outstanding warrants and options.

     Subsequent to December 31, 1999, the Company cancelled 100,000 stock options outstanding to officer and issued an additional 335,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. Any applicable compensation expense will be recorded in 2000.

     On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. On March 27,2000, the Company and Givigest agreed to raise up to $500,000 on or before April 30, 2000. There are no assurances that the Company will be able to raise any proceeds under this agreement.

3.  Seasonality  and  Inflation
-------------------------------

     The   Company's  sales  do  not  appear  to  be  subject  to  any  seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.


4.  Year  2000
--------------

     Many existing computer systems and applications use only two digits to identify a year in the date field without considering the impact of the change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial systems, such as general ledger, accounts receivable and accounts payable. The Company also relies, directly and indirectly on external systems of business enterprises such as its suppliers, creditors and financial organizations for accurate exchange of data. Following the Year 2000 transition, the Company has not experienced any know disruption to its business as of Year 2000. The cost of the Company's Year 2000 programs was approximately $25,000, which was not material to the Company's financial position or results of operations. Although the Company's business systems were Year 2000 compliant by December 31, 1999, the Company makes no assurances regarding Year 2000 compliance of third party systems. The Company has not incurred any problems with third parties related to Year 2000 but can not guarantee that it will not in the future.


Item  7A.     MARKET  RISK  -  INTEREST  RATE  RISK
              -------------------------------------

The Company's exposure to market risks for changes in interest rates relates primarily to the Company's long term debt obligations. The Company has no cash flow exposure on its long-term debt obligations related to changes in market interest rates. The Company primarily enters into long term debt obligations for general corporate purposes, including the funding of capital expenditures and larger acquisitions. The Company has not entered into any material derivative financial instruments to hedge interest rate risk on these general corporate borrowings.

Forward  Looking  Statement
---------------------------

     The above paragraphs and other parts of this Form 10-K Annual Report include "Forward Looking Statements". All statements other than statements of historical fact included herein, including any statements with respect to sales forecast, future product acceptance or other future matters, are Forward Looking Statements. Although the Company believes that there is a reasonable basis for the projections reflected in such Forward Looking Statements, it can give no assurance that such expectations will prove to be correct. Certain of the important factors that could cause actual results to differ materially and negatively from the Company's expectations, among others, include a slow down in the trend in sales and orders during the remainder of the year, an inability to obtain sufficient working capital to meet order demand, and/or a worldwide economic slowdown.

Item  8.       FINANCIAL  STATEMENTS
               ---------------------
             AND  SUPPLEMENTARY  DATA
             ------------------------


               See Index at (Item 14),
          Financial Statements and Exhibits


Item  9.     CHANGES  IN  AND  DISAGREEMENTS
             -------------------------------
                  WITH  ACCOUNTANTS  ON
                  ---------------------
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE
          --------------------------------------

          Not  applicable.

Part  III

Item  10.        DIRECTORS  AND  EXECUTIVE  OFFICERS
                 -----------------------------------

     The names, ages and positions of the directors and executive officers of the Company as of December 31, 1999, are as follows:


Name               Age           Position           Since
-----------------  ---  --------------------------  -----

Donald Ochacher .   62  Chairman, CEO & a Director   6/99
Janet Maxey . . .   36  Chief Financial Officer      7/97
Garry Newman. . .   49  Vice President               6/97
Elwood C. Trotter   57  Vice President               4/89
Wayne Case. . . .   59  Director                    11/98
Carl Stadelhofer.   46  Director                    11/98


     The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

     Donald Ochacher - President and Chief Executive Officer and Chairman of the Board of Directors of the Company since June 1999. Mr. Ochacher has been a member of the New York bar since 1960 and was engaged in the private practice of law specializing in corporate and tax law until 1973 when he became General Counsel and Chief Financial and Administrative Officer of the Newark Group Ltd., a large privately owned paper company. Since 1985, he has been both an attorney and business consultant and at various times, has served as President of privately owned companies engaged in the paper, hazardous waste, real estate and long distance telephone resale industries. From May 1994 to the present, Mr. Ochacher is president of The 800 Network, Inc. From August 1997 to August 1998, he was chief Financial Officer of Electric Entertainment Corp. Mr. Ochacher graduated from the New York University School of Law in 1960, receiving a LL.B degree and received his B.A degree from Cornell University in 1957.

     Janet Maxey - Ms. Maxey has been an employee of the Company since May 1991, and became Chief Financial Officer in July 1997. Ms. Maxey attended California State University, Northridge, and earned a Bachelor of Science Degree in Business Administration.

     Garry Newman - Vice President of Manufacturing and Engineering since June 1997. Prior to that, Mr. Newman was Engineering & Quality Assurance Manager for Richmond Technology from October 1994 until he joined the Company. Mr. Newman attended University of California, Davis, and earned a Bachelor of Science Degree in Chemical Engineering.

     Elwood Trotter - Mr. Trotter has been an employee of the Company since April 1989 and became Vice President, Special Projects in February 1996. Mr. Trotter attended Simon Frazer University in British Columbia, Canada.

     Wayne Case - President and Chairman of the Board of Schmitt Industries, Inc., since November 1986, when he founded Schmitt Industries, Inc. Mr. Case holds a Bachelor of Arts Degree in Business and an MBA.

     Carl Stadelhofer - Attorney with Rinderknecht Klein & Stadelhofer in Switzerland since July 1990. Mr. Stadelhofer is a French and Swiss citizen; admitted in Switzerland 1982. Education: Law Schools of Zurich and Berne University (lic.jur1979); Harvard Law School, Massachusetts; Georgetown University, Washington, D.C. Mr. Stadelhofer specializes in banking and financing, mergers and acquisitions, investment funds, international securities transactions and international legal assistance.

Section  16(a)     Beneficial  Ownership  Reporting  Compliance

The following Officers, Directors or Beneficial Owners of more than ten percent of the Company's outstanding common stock failed to timely file reports required under Section 16(a) of the Exchanges Act during 1999.





                                            Transactions Not
Name               Number of Late Filings    Reported Timely
----------------  -----------------------   ----------------
Donald Ochacher            One                      None*
Elwood Trotter             One                      None*
Garry Newman               One                      None*
Janet Maxey                One                      None*
Wayne Case                 Two                       One
Carl Stadelhofer           One                      None*

*Report that was filed late was Form 3, Initial Statement of Beneficial Ownership of Securities. Therefore, no transaction was involved.



Item  11.      EXECUTIVE  COMPENSATION
               -----------------------

     The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.

                                                      Summary  Compensation
                                                      ---------------------
                                       Annual  Compensation                          Awards                     Payouts
                            --------------------------------------------       ---------------------        --------------

                                                                   Other                     Secur-
Name                                                               Annual     Restricted     ities                   All Other
and                                                                Compen-       Stock       Underlying   LTIP        Compen-
Principal                                Salary         Bonus      sation      Award(s)      Options/    Payouts      sation
Position                    Year          ($)            ($)         ($)          ($)        SARs (#)     ($)           ($)
------------------------  --------  ---------------  -----------  -----------  ----------  ---------   --------      -------

Donald
Ochacher . . . . . . . .  (1) 1999           42,900       n/a            -          -        40,000         -           -
Chairman . . . . . . . .      1998              n/a       n/a            -          -             -         -           -
Of the Bd. . . . . . . .      1997              n/a       n/a            -          -             -         -
& CEO

Elwood . . . . . . . . .      1999          109,200       n/a            -          -        75,000(3)      -           -
Trotter. . . . . . . . .      1998          104,260       n/a            -          -        22,500         -           -
Vice . . . . . . . . . .      1997           97,200       n/a            -          -         2,500         -           -
President
Sales &,
Marketing,
Former
Director

Garvin
McMinn(2)
Former . . . . . . . . .      1999    89,808(4)           n/a            -            -     115,000(3)       -         -
Chairman . . . . . . . .      1998   162,154(5)           n/a            -            -      65,000          -         -
Of the Bd. . . . . . . .      1997    81,346              n/a            -            -      15,000          -         -
& CEO

------------------------

(1)Donald  Ochacher  has  been  President  and  CEO  of  the  Company  since  June  1999.

(2)Garvin  McMinn   resigned   as  officer   and director effective June 4, 1999 and entered into an amendment to his employment  contract  shifting  has  status  to  that of a consultant over a one year term at a flat agreed fee of
   $5,000  per  month,  for  its  term.

(3)Includes  stock  options  which  were  granted  in  prior  years  but  were  repriced  during  fiscal  1999.

(4)Includes  $30,385  of  payments  in  consulting  fees.

(5)$81,000  was  paid  in  stock  through  the  issuance  of  81,000  shares  of  Common  Stock  of  the  Company.



                     Options/SAR Grants in Last Fiscal Year
                     --------------------------------------

                                                                 Potential  Realized  Value
                                                                 At  Assumed  Rates  of  Stock
                                        Individual               Price  Appreciation  for
                                        Grants                   Option  Term(b)
                                        ------                   ---------------

                           No. Of Sec.   % of Total
                           Underlying    Options/SARs
                           Options/      Granted to     Exercise
                             SARs        Employees      or Base
                           Granted (a)   In Fiscal       Price     Expiration
Name                          (#)         Year          ($/Sh)       Date       5% ($)    10%($)
-----------------------  -------------  ----------    -----------   ------      -------   -------

Donald Ochacher
Chairman of
The Board
& CEO                        40,000           11%        $    1.50      12/31/04      -         -

Elwood Trotter
Vice President
Sales &
Markeing &
Former
Director                     35,000           10%        $    1.50      12/31/04      -         -
                             20,000            6%        $    1.50      06/22/98      -         -
                              2,500            1%        $    1.50      03/05/03      -         -
                              2,500            1%        $    1.50      06/06/02      -         -
                             15,000            4%        $    1.50      03/05/03      -         -

Garvin McMinn
Former Chairman of
the Board
& CEO                        35,000           10%        $    1.50      12/31/04      -         -
                             40,000           11%        $    1.50      06/22/03      -         -
                             25,000            7%        $    1.50      03/05/03      -         -
                             15,000            4%        $    1.50      08/08/02      -         -

-----------------------

(a)     Includes  options  which  were  repriced  during  fiscal  1999.

(b)     These  amounts,  based  on  assumed  appreciation rates of 5% and 10% rates prescribed by the  Securities  and  Exchange  Commission  rules  are  not  intended to forecast possible future appreciation, if any, of the Company's stock price.  The  closing  price  at  December  31,  1999 of  the  Company's  Common  Stock  was  $0.80  per  share.



     The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 1999, as adjusted for a blanket reduction in all exercise prices on all outstanding options, to $1.50 per share exercise price per resolutions adopted by the Board of Directors on June 4, 1999, and the aggregate gains that would have been realized had these options been exercised on December 31, 1999, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 1999. The Company did not issue stock appreciation rights.


                                             Number  of               Value  of  Unexercised
                                          Securities  Underlying          in-the-Money
                Shares                        Unexercised                 Options/SARs
               Acquired      Value           options/SARs  at       at  Fiscal  Year  End(a)
              on Exercise   Realized         FY-End  (#)                      ($)
Name               $         $        Exercisable  Unexercisable   Exercisable   Unexercisable
---------------  ------  ---------  --------------------------  ----------------------------



Donald Ochacher       -          -      40,000         -                 -               -

Elwood Trotter.       -          -      75,000         -                 -               -


Garvin McMinn .       -          -     115,000         -                 -               -

     (a)     Market value of shares covered by in-the-money options on December 31, 1999, less  option  exercise price.  Options are in-the-money if the market value of the shares covered  thereby is greater than the option exercise price based on the last  trading day in  1999  of  $0.80  per  share  at  a  $1.50  per  share  exercise  price.

The  Company  has no Long-Term Incentive Plans and no Awards were made in its Last Fiscal
Year


Item  12.      SECURITY  OWNERSHIP  OF
               -----------------------
     CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
     --------------------------------------------

     The following table sets forth information regarding beneficial ownership as of December 31, 1999, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.




                                               Beneficial(1) Percentage
Officers and Directors                          Ownership    of Class 1
----------------------------------------------  ----------  ----------
Donald Ochacher, Chairman, CEO and a Director(2)    42,500        0.5%
Janet Maxey, Chief Financial Officer(3)  . . .      25,000        0.3%
Garry Newman, Vice President(4) . . . . . . . .     30,100        0.4%
Elwood C. Trotter, Vice President(5). . . . . .    104,986        1.2%
Wayne Case, Director (6). . . . . . . . . . . .     67,992        0.8%
Carl Stadelhofer, Director(7) . . . . . . . . .    223,333        2.6%
                                                ----------
All current directors and
officers as a group (6 persons). . . . . . . .     493,911        5.8%
                                                 =========        =====

5% Holders
----------------------------------------------
Schmitt Industries, Inc.(8). . . . . . . . .     1,375,716        16.1%
  2765 N.W Nicolai Street
  Portland OR  97210
Finter Bank Zurich.(9) . . . . . . . . . . .  .    485,000        5.7%
  Claridenstrasse 3S
  CH-8022
  Zurich Switzerland


1 Assumes all outstanding stock options and all outstanding warrants have been exercised and the subject shares have been issued and are outstanding.
2  Includes  40,000  stock  options  outstanding  and  exercisable  at  12/31/99
3  Includes  25,000  stock  options  outstanding  and  exercisable  at  12/31/99
4  Includes  30,000  stock  options  outstanding  and  exercisable  at  12/31/99
5  Includes  75,000  stock  options  outstanding  and  exercisable  at  12/31/99
6  Includes  40,000  stock  options  outstanding  and  exercisable  at  12/31/99
7 Includes 40,000 stock options outstanding and exercisable at 12/31/99 8 Wayne Case, a Director of the Company, is a principal shareholder, President, and Chairman of the Board of Schmitt Industries, Inc.
9 Finter Bank Zurich holds these shares on behalf of various clients, none of which is an officer, director, or affiliate of the Company. Under the laws of the country of Switzerland, Finter Bank may not divulge the names of its individual clients and, therefore, may be deemed the beneficial owner of these shares, although Finter Bank Zurich disclaims any individual interest in these shares.



On  March  24,  2000,   100,000  stock  options  outstanding  to  officers  were
cancelled. An additional 335,000 stock options were issued to officers which expire December 31, 2004 and are subject to certain vesting terms.

Item  13.       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
                --------------------------------------------------

     1. Wayne Case, a Director of the Company, also serves as the President and Chairman of the Board of Schmitt Industries, Inc. Schmitt acquired during fiscal 1998, and the first quarter of 1999, an aggregate of 1,375,716 Shares of the Company's Common Stock, from another principal shareholder. As of December 31, 1999, Schmitt held 1,375,716 shares of the Company's Common Stock and on a fully diluted basis, represent 16.1% of the Company's outstanding Common Stock.

2. In December 1998, the Company issued 81,000 shares of its common stock in settlement of $81,000 of debt owned to Garvin McMinn.

3. The Company issued 131,250 shares of common stock, through a private placement, to Variety Investments, Ltd., a company owned by Don Farrell (a former principal shareholder) during 1998. In December of 1998, 256,671 shares of common stock were issued in exchange for debt owed to Farrell Financial in the amount of $282,887, a company owned by Don Farrell.

4. On June 4, 1999, the Board of Directors adopted a 1999 Non Qualified Key Man Stock Option Plan. This Plan authorized the issuance of up to 500,000 options to acquire shares of the Company's common stock at an exercise price of not less than 100% of the fair market value at the date of grant, and with the addition of such additional terms at the date of grant as the Board of Directors determines.

5.     The  Company  has  written  employment  agreements  with two individuals:
Elwood Trotter and Janet Maxey, and a consulting agreement with Garvin McMinn. Summaries of the provisions under the agreements follow.

Garvin McMinn resigned as officer and director effective June 4, 1999 and entered into a one year consulting agreement to provide consulting services as needed at a flat agreed fee of $5,000 per month, for its term which expires May 31, 2000.

Elwood Trotter has a one-year employment contract that was amended June 1999 and expires May 31, 2000. He receives $8,000 per month as Vice-President Special Projects. In the event of his termination, he will receive only the compensation earned up to the date of termination.

Janet Maxey has a one-year employment contract that was amended June 1999 and expires May 31, 2000. She receives $3,574 per month as Chief Financial Officer. In the event of her termination, she will receive only the compensation earned up to the date of termination.

6. Donald Ochacher was retained as President and Chief Executive Officer of the Company on June 4, 1999 at a salary of $6,500 per month. In addition, the Board of Directors authorized the issuance of 40,000 options to acquire shares of the Company's common stock at an exercise price of $1.50 per share and with other terms and conditions as provided in the Company's 1999 Non Qualified Key Stock Option Plan. No formal written agreement has been entered into between the Company and Donald Ochacher.

7. Escrowed Shares. In 1991, 29 stockholders of the Company entered into an escrow agreement under which a total of approximately 4.50,000 shares of the Company's common stock were placed in escrow, in exchange for an assignment by the 29 stockholders of certain fractional rights they held in the original Air Box patents to the Company. None of these 29 stockholders currently hold significant shares, nor are they officers or directors. The shares are entitled to be released from escrow based on the performance of the Company as measured by cash flow (as defined by the agreement) and certain other conditions. The agreement specifies that the shares are to be released from escrow on a pro rata basis of the Company as measured by the Cumulative Cash Flow of the Company since January 1, 1990 not previously applied towards a release, divided by the earn-out price of $4.60 CDN. Cash flow is defined as net income or loss before tax adjusted to add back expenses including depreciation, amortization of goodwill, expensed research and development costs and any other amounts permitted or required by the Vancouver Stock Exchange. The Cumulative Cash Flow I, at any time, the aggregate cash flow up to that time from a date no earlier than the Company; financial year-end immediately preceding, and no later than the Company's financial year-end immediately following the date the issuance of the performance shares is finally accepted by the Vancouver Stock Exchange, net of any negative cash flow. At the time that this agreement was entered into, the Company's common stock was traded on the Vancouver Stock Exchange, the Company de-listed itself form the Vancouver Stock Exchange and the last day it traded on the Vancouver Stock Exchange was July 22, 1998. While the shares re in escrow, the stockholders have waived their rights to receive dividends or participate in the distribution of assets upon a winding up of the Company. Any shares while the shares are in escrow, the stockholders have waived their rights to receive dividends or participate in the distribution of assets upon a winding up of the Company. Any shares remaining in escrow at December 31, 1999 are to be canceled by the Company. As of December 31, 1999 as the shares were not actually cancelled by the Company's Transfer Agent until January 2000, all such shares remain in escrow. These shares are included in the number of shares outstanding in each of the three years ended 1999. However, these shares have been excluded from the computation of basic and diluted loss per shares for each of the three years ended 1999.

8. The Board of Directors proposed to the Company's shareholders and they adopted at its Annual Meeting held on June 4, 1999, resolutions giving the Board of Directors the authority and discretion to reverse split the Company's outstanding common Stock on a 1 for 10 basis, if and at such time over the succeeding 12 months, as the Board of Directors determines such a reverse split would be in the interest of the Company. In such event, the authorized capital stock would change to 50,000,000 shares of common stock authorized and each 10 shares of the outstanding commons tock would automatically convert into a single share of new common stock. In January 2000, the Board of Directors declared the one-to-ten reverse stock split.

9. The Value of Warrant Exercise Price. During 1998 and 1997 the Company issued 1,011,250 and 1,037,504 shares of Common Stock through private placements. Each share issued had attached a share purchase warrant to purchase one additional share of Common Stock for a period of two years.

During 1999, 1998 and 1997, the Company issued a total of 134,250, 520,000 and 225,000 shares at various per share prices upon the exercise of warrants by various shareholders.

     In November 1998, the Company's Board of Directors revalued 2,248,754 outstanding warrants based on the fair value of the stock, and amended the exercise price to $1.50 per share up to the expiration date. From November 1998 to the present, 1,315,000 warrants have been exercised.

10. Conversion of Related Party Debt to Equity. The Company in 1997 converted a debt owed to Donald Farrell, an offshore former Director and through his offshore company, formerly a principal shareholder of the Company, in the amount of $126,000, 86,310 shares of the Company's Common Stock. In 1998, additional fees of $31,500 were incurred, and all remaining outstanding debt was settled in exchange for 256,671 shares of the Company's Common Stock issued in an offshore transaction, at $1.00 per share.

     In January 1997, the Company entered into an agreement with Variety Investments, Ltd., an offshore affiliate of Donald Farrell, by which the Company could borrow up to $150,000. Interest payments at 8.5% per annum were due monthly, and any borrowings are secured by the Company's assets. The outstanding loan payable became due and payable on June 1, 1998. In December 1998, the Company issued a total of 43,529 shares of its Common Stock at a value of $1.00 per share, in full settlement of the outstanding debt plus accrued interest, in an offshore transaction.

     Other than discussed above, the Company has no knowledge of any transaction or series of transactions, since January 1, 1998, or any currently proposed transaction, or series of transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, involving management, any person owning 10% or more of the common stock, or any member of the immediate family of any of the foregoing persons.

     Management believes that the transactions with related parties were on terms as favorable as the Company would have obtained from unaffiliated parties.




                 Item 14.     FINANCIAL STATEMENTS AND EXHIBITS
                              ---------------------------------


(a)     Financial  Statements

        Reports  of  Independent  Certified  Public  Accountants

        Consolidated  Financial  Statements
           Balance  Sheets  as  of  December  31,  1999  and  1998;
           Statement  of  Operations  for the years ended December 31, 1999,
              1998 and 1997;
           Statement  of  Stockholders'  Equity for the years ended December 31,
              1999, 1998 and  1997;
           Statement  of  Cash  Flows  for the years ended December 31, 1999,
              1998 and 1997

        Notes  to  Consolidated  Financial  Statements

(b)     Exhibits  Required  by  Item  601  of  Regulation  SK.

   3(i)    Articles  of  Incorporation,  Incorporated  by  reference to exhibits attached  to  Amended  Form  10  filed  July  23,  1999

   3(ii) Bylaws, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999

   4       Instruments defining rights of security holders, including indentures

           None.
           -----

   9       Voting  Trust  Agreement

           None
           ----

  10      Material  Contracts

         Lease Agreement for plant facilities, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (b)1. Employment Agreement with Garvin McMinn, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (b)2. Amendment to Employment with Garvin McMinn, Incorporated by reference to exhibits to Amended Form 10 filed July 23, 1999
   (c)1. Employment Contract with CFO Janet Maxey, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (c)2. Amendment to Employment Contract with CFO Janet Maxey, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (d)1. Employment Contract with Vice President Elwood Trotter, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (d)2. Amendment to Employment Contract with Vice President Elwood Trotter, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (e) Form of Option Certificate delivered to certain Key Employees in connection with the Grant of Individual Options to said Employees, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (f) Patent Royalty Agreement between Puff Pac, Ltd. (the Company's predecessor), and Puff Pac People, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (g) Escrow Agreement, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (h) 1999 Non-Qualified Key Man Stock Option Plan, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
   (i)   1999  Investment  Banking  Agreement
   (j)   2000  Investment  Banking  Agreement

21     Subsidiaries  of  the  Registrant

     Name                    Domicile
     ----                    --------
Puff  Pac  Industries
(Canada)  Inc.  (inactive)     Canada


27     Financial  Data  Schedule





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AIR  PACKAGING
                                        TECHNOLOGIES,  INC.


                                         /s/ Donald Ochacher
                                         ---------------------------------
                                         Donald  Ochacher
Date: 4/11/00                            Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                      Date
---------                         -----                      ----

                          Chairman  of  the  Board,
                          Director,  and
/s/ Donald Ochacher       Chief  Executive  Officer         4/11/00
----------------------
Donald  Ochacher


/s/ Janet Maxey           Chief  Financial  Officer         4/11/00
----------------------
Janet Maxey

/s/ Wayne Case            Director                          4/11/00
----------------------
Wayne  Case

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                                    CONTENTS




REPORTS OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                     F-1


CONSOLIDATED  FINANCIAL  STATEMENTS

    Balance Sheets as of December 31, 1999 and 1998                         F-3

    Statements of Operations for the years ended December 31, 1999,
      1998  and  1997                                                       F-5

    Statements of Stockholders' Equity (Deficit) for the years ended
      December 31, 1999, 1998 and 1997                                      F-6

    Statements of Cash Flows for the years ended December 31, 1999,
      1998  and  1997                                                       F-7


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                              F-9


SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS  AND  RESERVES       F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Stockholders  and  Board  of  Directors
Air  Packaging  Technologies,  Inc.
Valencia,  California


We have audited the accompanying consolidated balance sheets of Air Packaging Technologies, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our
responsibility  is   to  express  an  opinion on these financial statements and schedule based on our  audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Packaging Technologies, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been Prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/  BDO  Seidman,  LLP




Los  Angeles,  California
March  3,  2000,  except  for  Note  17
as  to  which  the  date  is  March 27,  2000

                          INDEPENDENT AUDITOR'S REPORT


The  Stockholders  and  Board  of  Directors
Air  Packaging  Technologies,  Inc.
Valencia,  CA

We have audited the consolidated balance sheet of Air Packaging Technologies, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Packaging Tehnologies, Inc. and subsidiaries as of December 31, 1997, and results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/Hein  +  Associates  LLP

Hein  +  Associates  LLP
Certified  Public  Accountants

Orange,  California
March  30,  1998

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                                     ---------------
                                                                     1999        1998
                                                                  ----------   ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $1,150,151  $  125,799
   Trade receivables, net of allowance for doubtful accounts of
   $22,630 and $5,130 (Note 15). . . . . . . . . . . . . . . . .      57,603      96,852
   Inventories, net (Note 4) . . . . . . . . . . . . . . . . . .     577,389     408,643
   Advances and prepaids . . . . . . . . . . . . . . . . . . . .      41,895      75,134
                                                                  ----------    ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . .   1,827,038     706,428




PROPERTY AND EQUIPMENT, net (Note 5) . . . . . . . . . . . . . .     714,186     810,458




INTANGIBLE ASSETS, net (Note 6). . . . . . . . . . . . . . . . .     229,378     233,609


DEFERRED FINANCING COSTS, net of accumulated amortization of
   $   10,416                                                        139,583           -


DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,100      60,100
                                                                  ----------    ---------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,970,285  $1,810,595
                                                                  ==========   ==========

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                       ------------
                                                                   1999           1998
                                                               -------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable (Note 11) . . . . . . . . . . . . . . . . .  $    316,861   $    191,025
 Accrued expenses (Note 11) . . . . . . . . . . . . . . . . .        93,965         84,857
                                                             --------------   -------------
Total current liabilities . . . . . . . . . . . . . . . . . .       410,826        275,882
                                                             --------------   -------------
LONG TERM LIABILITIES
 Senior convertible notes (Note 10) . . . . . . . . . . . . .     1,500,000              -
                                                             --------------   -------------
Total long term liabilities . . . . . . . . . . . . . . . . .     1,500,000              -
                                                             --------------   -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . .     1,910,826        275,882
                                                             --------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Notes 7, 8, 9, 12, 14 and 16)
 Common stock, $.01 par value, 50,000,000 shares authorized;
 7,966,408 and 7,071,408 shares issued and outstanding. . . .        79,664         70,714
 Additional paid-in capital . . . . . . . . . . . . . . . . .    20,789,787     19,420,979
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (19,809,992)   (17,956,980)
                                                             --------------   -------------
Total stockholders' equity. . . . . . . . . . . . . . . . . .     1,059,459      1,534,713
                                                             --------------   -------------
Total liabilities and stockholders' equity. . . . . . . . . .  $  2,970,285   $  1,810,595
                                                             ==============   ============



          See accompanying notes to consolidated financial statements.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years ended December 31,
                                                       ------------------------
                                                1999               1998            1997
                                            ------------      ------------     ------------

NET SALES (Note 15). . . . . . . . . . . .  $   959,712   $         722,268     $    340,624

COST OF SALES. . . . . . . . . . . . . . .    1,012,083             566,837          592,544
                                            ------------       ------------     ------------
GROSS PROFIT (LOSS). . . . . . . . . . . .      (52,371)            155,431         (251,920)
                                            ------------       ------------     ------------

OPERATING EXPENSES:
 Sales, general and administrative . . . .    1,797,128           1,967,932        1,572,619
 Research and development. . . . . . . . .        5,419               7,371            3,322
                                            ------------       ------------     ------------

Total operating expenses . . . . . . . . .    1,802,547           1,975,303        1,575,941
                                            ------------       ------------     ------------

LOSS FROM OPERATIONS . . . . . . . . . . .   (1,854,918)         (1,819,872)      (1,827,861)
                                            ------------       ------------     ------------

OTHER INCOME (EXPENSE):
 Interest expense. . . . . . . . . . . . .      (30,444)           (153,470)         (17,934)
 Interest income . . . . . . . . . . . . .       20,900               3,433            2,010
 Other income. . . . . . . . . . . . . . .       11,450               2,243           19,586
                                            ------------       ------------     ------------

TOTAL OTHER INCOME (EXPENSE) . . . . . . .        1,906            (147,794)           3,662
                                            ------------       ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM . . . . . .            -          (1,967,666)      (1,824,199)

EXTRAORDINARY ITEM - GAIN ON
  RESTRUCTURING OF PAYABLES (Note 11). . .            -             244,019                -
                                            ------------       ------------     ------------

NET LOSS . . . . . . . . . . . . . . . . .  $(1,853,012)  $      (1,723,647)    $ (1,824,199)
                                            ============        ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED

 Loss before extraordinary item. . . . . .  $      (.25)  $            (.43)    $       (.59)
 Extraordinary item. . . . . . . . . . . .  $         -   $             .05     $          -
 Net loss. . . . . . . . . . . . . . . . .  $      (.25)  $            (.38)    $       (.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED . . . . .    7,249,585           4,506,608        3,069,362
                                            ============        ============     ============




          See accompanying notes to consolidated financial statements.
                                       F-5

                                            AIR PACKAGING TECHNOLOGIES, INC.
                                                  AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Common Stock         Additional
                                                  ---------------------       Paid-In       Accumulated
                                                   Shares        Amount       Capital         Deficit          Total
                                                 -----------   ---------    -----------     -----------      -----------
BALANCE, January 1, 1997. . . . . . . . . . . .    2,796,952  $   27,970  $   12,812,355  $  (14,409,134)$     (1,568,809)
Net cash proceeds from private
placements  (Note 12) . . . . . . . . . . . . .    1,037,504      10,376       1,580,343               -        1,590,719
Debt for equity exchange (Notes 7 and 12) . . .      180,958       1,809         285,477               -          287,286
Conversion of debenture (Note 9). . . . . . . .      230,000       2,300       1,247,700               -        1,250,000
Exercise of options (Note 12) . . . . . . . . .        5,750          58           8,089               -            8,147
Exercise of warrants (Note 12). . . . . . . . .      225,000       2,249         343,978               -          346,227
Stock-based compensation (Note 12). . . . . . .            -           -          43,450               -           43,450
Net loss. . . . . . . . . . . . . . . . . . . .            -           -               -      (1,824,199)      (1,824,199)
                                                 -----------   ---------     -----------     ------------     -------------
BALANCE, December 31, 1997. . . . . . . . . . .    4,476,164      44,762      16,321,392     (16,233,333)         132,821
Net cash proceeds from private
placements  (Note 12) . . . . . . . . . . . . .    1,011,250      10,113         914,480               -          924,593
Debt for equity exchange
 (Notes 7, 8, 9 and 12) . . . . . . . . . . . .    1,063,994      10,639       1,073,534               -        1,084,173
Exercise of warrants (Notes 9 and 12) . . . . .      520,000       5,200         738,427               -          743,627
Stock-based compensation (Note 12). . . . . . .            -           -         247,073               -          247,073
Revaluation of warrants (Note 12) . . . . . . .            -           -         126,073               -          126,073
Net loss. . . . . . . . . . . . . . . . . . . .            -           -               -      (1,723,647)      (1,723,647)
                                                 -----------   ---------     -----------     ------------     ------------
BALANCE, December 31, 1998. . . . . . . . . . .    7,071,408      70,714      19,420,979     (17,956,980)       1,534,713
Exercise of warrants (Notes 9 and 12) . . . . .      895,000       8,950       1,320,008               -        1,328,958
Stock-based compensation (Note 12). . . . . . .            -           -          48,800               -           48,800
Net loss. . . . . . . . . . . . . . . . . . . .            -           -               -      (1,853,012)      (1,853,012)
                                                 -----------   ---------     -----------     ------------     ------------
BALANCE, December 31, 1999. . . . . . . . . . .    7,966,408  $   79,664    $ 20,789,787  $  (19,809,992)   $   1,059,459
                                                 ===========  ==========    ============  ===============   ==============

                                 See accompanying notes to consolidated financial statements.


                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS

                                                                     Years ended December 31,
                                                                   -----------------------------

                                                             1999             1998              1997
                                                        -------------   --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . .   $ (1,853,012)   $  (1,723,647)   $  (1,824,199)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization . . . . . . . . . . .       299,938           219,064          150,400
   Provision for doubtful accounts . . . . . . . . . .        17,500                 -            2,037
   Inventory reserve . . . . . . . . . . . . . . . . .       (30,123)                -           97,202
   Stock-based compensation. . . . . . . . . . . . . .        48,800           247,073           43,450
   Expense on revaluation of warrants. . . . . . . . .             -           126,073                -
   Extraordinary gain on restructuring of payables . .             -          (244,019)               -
   Gain on sale of property and equipment. . . . . . .             -                 -           (6,742)
 Increase (decrease) from changes in:
   Trade receivables . . . . . . . . . . . . . . . . .        21,749           (62,286)           3,730
   Inventories . . . . . . . . . . . . . . . . . . . .      (138,623)         (252,188)        (123,211)
   Advances and prepaids . . . . . . . . . . . . . . .        33,239           (70,472)             356
   Deposits. . . . . . . . . . . . . . . . . . . . . .             -             6,774          (51,594)
   Accounts payable and accrued liabilities. . . . . .       133,085           159,306          171,981
   Accrued officers' salaries. . . . . . . . . . . . .         1,859            (1,232)         (24,794)
   Due to related party. . . . . . . . . . . . . . . .             -                 -          126,000
   Other liabilities . . . . . . . . . . . . . . . . .             -           (39,500)               -
                                                        -------------   --------------     -------------
Net cash used in operating activities. . . . . . . . .    (1,465,588)       (1,635,054)      (1,435,384)
                                                        -------------   --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment. . . . .             -                 -            7,000
 Purchases of property and equipment . . . . . . . . .      (129,126)         (413,765)        (528,193)
 Patent expenditures . . . . . . . . . . . . . . . . .       (59,892)          (33,664)         (37,788)
                                                        -------------   --------------     -------------
Net cash used in investing activities. . . . . . . . .      (189,018)         (447,429)        (558,981)
                                                        -------------   --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from private placements. . . . . . . . .             -           924,593        1,590,719
 Net proceeds from exercise of warrants. . . . . . . .     1,328,958           743,627          346,227
 Net proceeds from exercise of options . . . . . . . .             -                 -            8,147
 Deferred costs. . . . . . . . . . . . . . . . . . . .      (150,000)                -                -
 Proceeds from loan payable - related party. . . . . .             -                 -           38,128
 Proceeds from senior convertible notes. . . . . . . .     1,500,000           521,000           50,000
 Payment on note payable . . . . . . . . . . . . . . .             -           (33,000)         (31,000)
 Costs associated with debt conversion . . . . . . . .             -            (7,400)               -
                                                        -------------   --------------     -------------
Net cash provided by financing activities. . . . . . .     2,678,958         2,148,820        2,002,221
                                                        -------------   --------------     -------------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . .     1,024,352            66,337            7,856

CASH, at beginning of year . . . . . . . . . . . . . .       125,799            59,462           51,606
                                                        -------------   --------------     -------------
CASH, at end of year . . . . . . . . . . . . . . . . .  $  1,150,151   $       125,799   $       59,462
                                                        =============   ==============     =============

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

The Company paid interest in the amount of $237, $0 and $43,205 during 1999, 1998 and 1997, respectively. The Company paid income taxes in the amount of $800, $800 and $800 during 1999, 1998 and 1997, respectively.

During 1997, $3,528 of interest was capitalized for construction of property and equipment.

During  1998  and  1997,   the  Company  exchanged   $1,084,173   and  $287,286,
respectively,  of  debt  for  1,063,995  and 180,958 shares of common stock (see
Notes  7,  8,  10  and  12).

During 1997, the convertible debenture with a balance of $1,250,000 was converted into 230,000 shares of common stock of the Company at the exercise price of $5.40 per share and 230,000 detachable nontransferable warrants (see
Note  9).

During the years ended December 31, 1999, 1998 and 1997, the Company recorded $22,750, $187,073 and $43,450, respectively, representing stock-based compensation in conjunction with stock options granted to nonemployees (see Note
12).

During 1998, the Company issued 81,000 shares to an employee in satisfaction of accrued compensation in the amount of $81,000 (Note 12).

During 1999, the Company's board of directors revalued 435,000 outstanding options to their fair value. As a result, stock-based compensation of $16,050 was recorded in the current year for options held by non employees (see Note
12).

During 1998, the Company's Board of Directors changed the exercise price of 2,248,754 outstanding warrants to their fair value. As a result, an expense of $126,073 was recorded in the 1998 year (see Note 12).

During the years ended December 31, 1999 and 1998, the Company recorded stock-based compensation of $10,000 and $60,000 related to employee options. These amounts represent the excess fair market price of the Company' stock at the date of grant over the exercise price.



          See accompanying notes to consolidated financial statements.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1-NATURE  OF  OPERATIONS

Air Packaging Technologies, Inc. (the "Company") and Subsidiary develops, manufactures and distributes inflatable commercial packaging systems. The Company's sales are primarily to companies producing Silicon wafers and computer chips in California, Arizona, Oregon, Colorado and Texas in the United States, Denmark and the U.K. in Europe, and Singapore in Asia. The Company was incorporated in the State of Delaware on November 9, 1989.

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Air Packaging Technologies, Inc. and its wholly-owned foreign subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The foreign subsidiary currently has no operations, therefore has no foreign translation adjustment.

REVENUE  RECOGNITION

Revenue  is  recognized  upon  shipment  of  products.

CASH  EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

Inventory, which consists of raw material, work in progress, and finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 5 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of property and equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

INTANGIBLE  ASSETS

Patents, trademarks, and rights to patent and trademark royalties are carried at cost less accumulated amortization which is calculated on a straight-line basis over ten years, the estimated useful lives of the assets. The Company periodically evaluates and assesses the overall recoverability of its intangible assets by determining if the unamortized balance can be recovered through undiscounted future operating cash flows.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

IMPAIRMENT  OF  LONG-LIVED  ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," established guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

INCOME  TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED  COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

CONCENTRATIONS  OF  CREDIT  RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," the credit risk amounts shown in Note 15 do not take into account the value of any collateral or security.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair values for financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1999 and 1998 as a result of their short term nature, or due to the interest rates approximating the Company's effective borrowing rates.

At December 31, 1999, the fair value of the Senior Convertible Notes, is estimated to be $978,807 based on the quoted market prices using an interest rate of 10.5%.

EARNINGS  (LOSS)  PER  SHARE

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock, but does not include the impact of these dilutive securities that would be antidilutive. During the three years ended December 31, 1999, these dilutive securities were antidilutive. All prior period weighted average and per share information had no effect on the amounts presented in accordance with SFAS 128.

Options and warrants to purchase 575,000, 2,215,754 and 2,170,032 shares were outstanding during the years ended 1999, 1998 and 1997, respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

The Company has 446,042 shares in escrow included in the number of shares outstanding in each of the three years ended 1999. However, these shares have been excluded from the computation of basic and diluted loss per share for each of the three years ended 1999 as the necessary conditions have not been satisfied (see Note 14).

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 1999, 1998 and 1997.

SEGMENTS  OF  AN  ENTERPRISE

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB and is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate. At December 31, 1999 and 1998, the Company did not report any segment information as operations and business activity are considered one unit. Adoption of SFAS 131 did not have an impact on the Company's financial position, results of operations and cash flows.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year statements to conform
to  the  1999  presentation.  Such  reclassifications  had  no  effect  on   the
previously  reported  net  loss.

NOTE  3-LIQUIDITY  AND  GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its losses during the past three years, ($1,853,012), ($1,723,647) and ($1,824,199) in 1999, 1998 and
1997  and  an  accumulated  deficit  of  ($19,809,992)  at  December  31,  1999.

The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. Management believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue  as  a  going  concern  in  its present form.  However, there can be no assurance that the Company will achieve such results. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4-INVENTORIES

Inventories  consist  of  the  following  at:

                       December 31,
                     ----------------
                   1999         1998
                 --------     --------
Raw materials    $  450,583  $  350,147
Work-in-process      21,385      23,703
Finished goods      105,421      34,793
                 ----------   ----------
                 $  577,389  $  408,643
                 ==========  ==========


The  above  balances  are   presented   net   of  total  inventory  reserves  of
approximately  $33,000  and  $63,000  in  1999   and   1998,  respectively.

During the year ended December 31, 1997, the Company wrote down inventory by approximately $97,000, respectively, to reflect lower of cost or market pricing.

NOTE  5-PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:


                                        December 31,
                                     ------------------
                                  1999            1998
                               ----------      ----------
Manufacturing equipment . . .  $  1,710,269  $  1,639,469
Dies and molds. . . . . . . .       187,375       166,866
Computer equipment. . . . . .        92,494        62,673
Quality control lab . . . . .       102,035       102,035
Office equipment. . . . . . .       108,232       100,237
Vehicles. . . . . . . . . . .        12,730        12,730
                                 ----------     ----------
                                  2,213,135     2,084,010

Less accumulated depreciation     1,498,949     1,273,552
                                 ----------    ----------
                               $    714,186  $    810,458
                                 ==========    ==========



Depreciation and amortization expense for property and equipment charged to operations for the years ended December 31, 1999, 1998 and 1997 was $225,397, $143,967 and $80,160, respectively.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6-INTANGIBLE  ASSETS

Intangible  assets  consist  of  the  following  at:

                                                  December 31,
                                                  ------------
                                                1999         1998
                                              ---------    ---------
Patents. . . . . . . . . . . . . . . . . .  $   711,543  $   657,142
Trademarks . . . . . . . . . . . . . . . .        3,649        3,157
Rights to patent and trademark royalties .       90,146       85,146
                                              ---------     ---------
                                                805,338      745,445

Less accumulated amortization. . . . . . .      575,960      511,836
                                              ---------     ---------
                                            $   229,378  $   233,609
                                             ==========    ==========



Amortization expense for intangible assets charged to operations for the years ended December 31, 1999, 1998 and 1997 was $64,124, $75,097 and $70,240,
respectively.

NOTE  7-RELATED  PARTY  TRANSACTIONS

A former employee of the Company, who resigned effective June 4, 1999 entered into a one year consulting agreement that expires May 31, 2000 to provide consulting services at a fee of $5,000 per month.

The amount due to related party consists of fees payable to, and non-interest bearing advances from, a former director. During 1997, $126,000 of the outstanding balance was converted to 86,310 shares of common stock. In 1998, additional fees of $31,500 were incurred, and all remaining outstanding debt was settled in exchange for 256,671 shares at $1.00 per share.

NOTE  8-LOAN  PAYABLE  -  RELATED  PARTY

In January 1997, the Company entered into an agreement with an affiliate of a related party by which the Company can borrow up to $150,000. Interest payments at 8.5% per annum are due monthly, and any borrowings are secured by the Company's assets. The outstanding loan payable became due and payable on June 1, 1998. In December 1998, the Company issued 43,529 shares at a value of $1.00 per share in full settlement of the outstanding debt plus accrued interest.

NOTE  9-CONVERTIBLE  SUBORDINATED  DEBENTURE  AND  NOTES  PAYABLE

In 1991, the Company issued a $1,500,000 convertible subordinated debenture due October 31, 1996. In February 1994, a principal payment of $250,000 was made.
On  May  15,  1996 this debenture was modified and extended to October 31, 1997.

On May 29, 1997, the debenture was converted into 230,000 shares of common stock of the Company and 230,000 detachable nontransferable warrants. Two warrants entitle the lender to purchase one additional common share of the Company. The exercise price of each warrant is $5.40 for the first year ended May 29, 1998 and $6.20 for the second year ended May 29, 1999.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9-CONVERTIBLE  SUBORDINATED  DEBENTURE  AND  NOTES  PAYABLE
     (CONTINUED)

In November 1998, the Company's board of directors amended the warrants to be convertible on a one for one basis at a price of $1.50 per share up to the expiration date (see Note 12).

In December 1998, the lender exercised the entire 230,000 warrants at the amended price of $1.50 per share.

During 1998, the Company paid $23,000 in full settlement of the outstanding installment note payable and recognized a gain of $8,500, which is included in "Extraordinary Item" in the consolidated statements of operations (see Note 11).

In December 1998, the Company issued 56,800 shares at a value of $1.00 per share in full settlement of the interest-bearing note payable, plus accrued interest (see Note 12).

NOTE  10-SENIOR  CONVERTIBLE  NOTES

During the year ended December 31, 1999, the Company issued $1,500,000 in Senior Convertible Notes with interest payable annually on June 30 at 7% per annum.
The Senior Convertible Notes are unsecured and due on September 30, 2003. At the option of the holder, the holder may convert the principal amount of such Note at any time before September 30, 2003, into shares of common stock. The conversion price is equal to or greater than the fair value of the stock on the date the Senior Convertible Notes were issued.

At the holder's option, the holder may elect to receive any annual interest payment in common stock of the Company at a 20% discount. The difference between the fair market value of the stock on date of conversion and the conversion price, will be recorded as additional interest expense.

In conjunction with these Notes, the Company paid a finder's fee of $150,000 and other financing costs, which is being amortized over the life of the Notes.

NOTE  11-EXTRAORDINARY  ITEM

During the fourth quarter of 1998, the Company paid approximately $190,000 in full settlement of various accounts payables and other accrued expenses totaling approximately $434,000 and recognized an extraordinary gain of $244,000, or $.05 per share. There was no income tax effect due to the Company's current year net loss and related valuation allowance.

The Company did not recognize any gains or losses on the issuance of stock in full settlement of debts as described in Notes 7, 8, 10 and 12 as the fair value of the equity interest granted was equivalent to the carrying amount of the settled debts.

NOTE  12-STOCKHOLDERS'  EQUITY

COMMON  STOCK

During the year ended December 31, 1999, 895,000 warrants were exercised resulting in proceeds of $1,328,958.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12-STOCKHOLDERS'  EQUITY  (CONTINUED)

In connection with the reverse stock split discussed below, the Company amended its Articles of Incorporation to reduce the authorized common shares from 100,000,000 at $0.001 par value to 50,000,000 at $0.01 par value.

During 1998, the Company completed six private placements for a total of 1,011,250 shares and received total net proceeds of approximately $925,000, net expense of $81,423.

During 1997, the Company issued 1,037,504 shares of common stock through private placements, receiving net proceeds of approximately $1,600,000 after expenses.

In 1998 and 1997, the Company issued a total of 1,063,994 and 180,958 common shares, which includes shares also disclosed in Notes 7, 8 and 10, in full settlement of various debts amounting to approximately $1,084,000 and $287,000. The Company did not recognize any gains or losses on the conversion as the fair value of the equity interest granted was equivalent to the carrying amount of the settled debts.

STOCK  SPLIT

In January 2000, the Board of Directors declared a one-to-ten reverse stock split. All stock related data in the consolidated financial statements reflect the stock split for all periods presented.

STOCK  OPTIONS

The Company has issued options to purchase common stock to certain officers, employees and others under various stock option plans for services performed and to be performed. Some options require continued employment.

NOTE  12-STOCKHOLDERS'  EQUITY  (CONTINUED)

Option  activity  is  as  follows:


                                    Number of   Weighted Average
                                      Shares     Exercise Price
                                  ------------   ---------------
Outstanding at January 1, 1997 .       96,750     $       2.30
 Granted . . . . . . . . . . . .      297,750             1.70
 Exercised . . . . . . . . . . .       (5,750)            1.40
 Expired/canceled. . . . . . . .       (9,000)            2.70
                                  ------------   ---------------
Outstanding at December 31, 1997      379,750             1.80
 Granted . . . . . . . . . . . .      283,000             1.80
 Exercised . . . . . . . . . . .            -                -
 Expired/canceled. . . . . . . .     (275,750)            1.60
                                  ------------   ---------------
Outstanding at December 31, 1998      387,000             1.90
 Granted . . . . . . . . . . . .      570,000             1.50
 Exercised . . . . . . . . . . .            -                -
 Expired/canceled. . . . . . . .      522,000             2.00
                                  ------------   ---------------
Outstanding at December 31, 1999      435,000     $       1.50
                                  ------------   ---------------
Exercisable at December 31, 1999      435,000     $       1.50
                                  ============   ===============

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12-STOCKHOLDERS'  EQUITY  (CONTINUED)

STOCK  OPTIONS  (Continued)

Information relating to stock options at December 31, 1999 summarized by exercise price are as follows:



                             Outstanding          Exercisable
                             -----------          -----------
                             Weighted Average          Weighted Average
                             ----------------



Exercise Price                 Remaining Life   Exercise             Exercise
Per Share            Shares       (Months)       Price     Shares      Price
                   ----------    ---------     ---------   --------   --------
1.50 . . . . .       435,000           39     $    1.50    435,000     $  1.50
                   ==========    =========     =========   ========   ========

In June 1999, the Company's board of directors revalued 435,000 common stock shares, based on the fair value of the stock, and amended the exercise price to $1.50 per share.

During the years ended December 31, 1999, 1998 and 1997, the Company recorded $22,750, $187,073 and $43,450, respectively, related to stock-based compensation in conjunction with stock options granted to non-employees.

During 1999, the Company's Board of Directors revalued 435,000 outstanding options to their fair value. As a result, stock-based compensation of $16,050 was recorded in the current year for options held by non-employees.

During the years ended December 31, 1999 and 1998, the Company recorded stock-based compensation of $10,000 and $60,000 related to employee options. These amounts represent the excess fair market price of the Company' stock at the date of grant over the exercise price.

PRO  FORMA  INFORMATION

In accordance with SFAS 123 and described in Note 2, the Company continues to account for stock-based compensation utilizing the intrinsic value method prescribed by APB 25. Had compensation cost for stock options issued to employees been determined based on the fair value at grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts presented below:



                                                                         December 31,
                                                                ---------------------------------
                                                            1999             1998               1997
                                                        ------------      ------------       -----------
Net loss, as reported. . . . . . . . . . . . . . . . .  $   (1,843,012)  $   (1,723,647)   $  (1,824,199)

Net loss, pro forma. . . . . . . . . . . . . . . . . .      (1,935,285)      (1,900,179)      (2,265,081)

Loss per common share - basic and diluted, as reported  $         (.25)  $         (.38)   $        (.59)

Loss per common share - basic and diluted, pro forma .  $         (.27)  $         (.42)   $        (.74)



The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 27%, 106% and 130% in 1999, 1998 and 1997, respectively, an expected life of five and a half years in 1999, five years in 1998, and two years in 1997, no dividends would be declared during the expected term of the options, risk-free interest rate of 5.81%, 5.01% and 6.1% for 1999, 1998 and 1997, respectively.

The weighted average fair value of stock options granted to employees during 1999, 1998 and 1997 was $1.50, $1.60 and $1.60, respectively.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12-STOCKHOLDERS'  EQUITY  (CONTINUED)

WARRANTS

During 1998 and 1997, the Company issued 1,011,250 and 1,037,504 shares of common stock through private placements. Each share issued had attached a share purchase warrant to purchase one additional share of common stock for a period of two years.

During 1999, 1998 and 1997, the Company issued a total of 895,000, 520,000 and 225,000 shares in connection with the exercise of warrants by various shareholders, amounting to approximately $1,329,000, $744,000 and $346,000, respectively.

In November 1998, the Company's Board of Directors revalued 2,248,754 outstanding warrants based on the fair value of the stock, and amended the exercise price to $1.50 per share. As a result, interest expense of $126,073 was recognized in the 1998 year.

Outstanding and exercisable warrants at December 31, 1999 to acquire the Company's stock, held primarily by existing stockholders, are as follows:

 Warrants          Exercise Price          Expiration Date
-----------        --------------          ---------------
 140,000            $    1.50             October  3,  2000


NOTE  13-INCOME  TAXES

Income taxes are accounted for in accordance with SFAS No. 109. At December 31, 1999, the Company has a net operating loss carryforward (NOL) of approximately $18,200,000 for federal tax purposes. At December 31, 1999, the Company has a deferred tax asset of approximately $7,400,000, which primarily relates to net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The NOLs expire as follows:





   Year ending
   December 31,                Amount
 ---------------           --------------

      2007                  $  5,400,000
      2008                     2,000,000
      2009                     2,300,000
      2010                     1,400,000
      2011                     1,700,000
      2012                     2,200,000
      2018                     1,400,000
      2019                     1,800,000
                            -------------
     Total                  $ 18,200,000
                            =============

The Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14-COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENTS

Minimum lease commitments under noncancelable operating lease agreements are as follows:


Year ending
December 31,     Amount
-------------  ----------
   2000        $  130,354
   2001           134,625
   2002           134,625
   2003           134,625
   2004           132,656
   Thereafter      55,000
                ----------
   Total       $  721,885
                ==========

Rent expense was $151,131, $142,987 and $140,788 for the years ended December 31, 1999, 1998 and 1997, respectively.

ROYALTY  AGREEMENTS

The Company is required to pay royalties related to certain patents and trademarks. Total expense related to these agreements was $4,324 in 1999, $3,991 in 1998 and $1,726 in 1997.

ESCROW  AGREEMENT

In 1991, certain stockholders of the Company entered into an escrow agreement under which a total of approximately 4.5 million shares of the Company's common stock were placed in escrow. The shares were entitled to be released from escrow based on the performance of the Company as measured by cash flow (as defined by the agreement) and certain other conditions. While the shares were in escrow, the stockholders waived their rights to receive dividends or participate in the distribution of assets upon a winding up of the Company. Per the agreement, any shares remaining in escrow at December 31, 1999 would be canceled by the Company. As of December 31, 1999 as the shares were not actually cancelled by the Company's Transfer Agent until January 2000, all such shares remain in escrow. These shares are included in the number of shares outstanding in each of the three years ended 1999. However, these shares have been excluded from the computation of basic and diluted loss per share for each of the three years ended 1999.

EMPLOYMENT  AGREEMENTS

The Company entered into an employment agreement with one employee in August 1994 and two five-year employment agreements with employees of the Company in July 1998. In June 1999, two of the contracts were amended and expired May 31, 2000. The current salaries under these agreements are $96,000 and $43,000 per annum for each employee. Upon termination, the employees will receive the salaries earned to the date of termination. The employee related to the third contract, resigned effective June 4, 1999 and entered into a one year consulting agreement to provide consulting services at a fee of $5,000 per month, for its term that expires May 31, 2000.

POTENTIAL  LIABILITY

A former employee of the Company is seeking a severance payment of $101,500 per terms of his employment agreement, which was voluntarily terminated in November 1998. The parties have agreed to arbitration scheduled to take place during 2000. The Company has established a liability for the entire amount.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-SIGNIFICANT CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES

The Company operates primarily in one industry segment: developing, manufacturing and distributing of inflatable commercial packaging systems. The Company's sales are primarily to companies producing Silicon wafers and computer chips in California, Arizona, Oregon, Colorado and Texas in the United States, Denmark and the U.K. in Europe, and Singapore in Asia. Sales to unaffiliated customers which represent more than 10% of the Company's net sales for 1999, 1998 and 1997 were as follows:



                              December 31,
                   -------------------------------
  Customer        1999           1998          1997
-----------    -----------     ----------    -----------
     A                 16%           15%             22
     B                  -             -%             13
     C                 17%           31%              -%
     D                 24%           18               -




Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At December 31, 1999 and 1998, approximately $41,162 or 84%, and $69,400 or 72% of the Company's accounts receivable were due from three customers, respectively.

NOTE  16-RELATED  PARTY  TRANSACTIONS

The Company issued 475,833 shares of common stock to a related party through a private placement for net proceeds of $635,769 during 1997 (See also Note 7).

During 1997, the Company issued 350,000 shares of common stock to an affiliate of a related party through a private placement for net proceeds of $548,742 (See also Note 8).

During 1997, the Company was billed $126,000 for fees due to a related party related to private placements (See Note 7).

During 1998, the Company issued 81,000 shares of its common stock to the Chief Executive Officer in exchange for salary expenses of $81,000. The transaction was based on the fair value of the stock on the date the services were rendered.

The President and Chairman of the Board of Schmitt Industries, Inc., who is also a director of the company, acquired an aggregate of 1,208,000 shares of common stock in 1998 from another principal shareholder.

NOTE  17-SUBSEQUENT  EVENTS


On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $.50. The notice of conversion for the temporary reduction must be received by April 30, 2000 and must include all accrued interest through May 31, 2000.
As a result, the Company will record an expense related to the reduction in conversion price.

On March 24, 2000, the Board of Directors also approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion with a minimum conversion price of $.50. The notice of exercises must be received by April 30, 2000. As a result of this temporary reduction, the Company will record compensation expense for the difference between original exercise price and reduced exercise price multiplied by the number of outstanding warrants and options.

Subsequent to December 31, 1999, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 335,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. Any applicable compensation expense will be recorded in 2000.

On March 27, 2000, the Company entered into a one year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. On March 27, 2000, the Company and Givigest agreed to raise up to $500,000 on or before April 30, 2000. There are no assurances that the Company will be able to raise any proceeds under this agreement.

                               AIR PACKAGING TECHNOLOGIES, INC.
                                       AND SUBSIDIARY

                              SCHEDULE II - VALUATION AND QUALIFYING
                                    ACCOUNTS AND RESERVES

COLUMN A                           Column B      Column C       Column D         Column E
                                   ---------------------------------------------------------------
                                                 Additions
                                  Balance at    Charged to                        Balance
                                   Beginning     Costs and                       at End of
Description                         of year      Expenses       Deductions          Year
                                   ---------------------------------------------------------------
Allowance for possible losses on
receivables

Year ended December 31,

 1999. . . . . . . . . . . . . .  $     5,130  $    17,500  $          -       $         22,630

 1998. . . . . . . . . . . . . .        3,878        1,252             -                  5,130

 1997. . . . . . . . . . . . . .        1,842        2,576          (540)                 3,878

Allowance for inventory reserve
Year ended December 31,

 1999. . . . . . . . . . . . . .  $    63,066  $         -  $    (30,123)(a)   $         32,943

 1998. . . . . . . . . . . . . .      153,637            -       (90,571)(a)             63,066

 1997. . . . . . . . . . . . . .      361,393       97,202       (304,958)(a)           153,637


(a)     Write-off  of  obsolete  inventory.

                                       F-21