Form 10QSB
period 2000-03-31
AIR PACKAGING TECHNOLOGIES INC
filed 2000-05-15
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(  X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

(  )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
FOR  THE  TRANSITION  PERIOD  FROM ____________________TO_____________________

                        AIR PACKAGING TECHNOLOGIES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                   95-4337254
(STATE  OF  INCORPORATION)                         (IRS  EMPLOYER  ID  NO.)

                25620 RYE CANYON ROAD, VALENCIA, CALIFORNIA 91355
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (661) 294-2222
                           (Issuer's telephone number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 31, 2000, THERE WERE 7,520,415 SHARES OF COMMON STOCK OUTSTANDING.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS
                                -----------------

PART  1  -  FINANCIAL  INFORMATION

   ITEM  1. FINANCIAL  STATEMENTS

            BALANCE  SHEETS  -  MARCH  31,  2000  AND  DECEMBER  31,  1999     1

            STATEMENTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED
            MARCH  31,  2000  AND  1999                                        2

            STATEMENTS  OF  CASH  FLOWS  -  THREE  MONTHS  ENDED
            MARCH  31,  2000  AND  1999                                        3

            NOTES  TO  FINANCIAL  STATEMENTS                                   4

   ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            CONDITION  AND  RESULTS  OF  OPERATIONS                            7

PART  II  - OTHER  INFORMATION


   ITEM  1. LEGAL  PROCEEDINGS                                                12

   ITEM  2. CHANGES  IN  SECURITIES                                           12

   ITEM  4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
            HOLDERS                                                           12

   ITEM  6. EXHIBITS                                                          13

SIGNATURES                                                                    13




                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                    3/31/00       12/31/99
                                                  (Unaudited)     (Audited)
                                                   ----------      -------
ASSETS
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . .      511,128       1,150,151
Trade receivables, net of allowance of
 $22,630 and $22,630. . . . . . . . . . . . .      108,658          57,603
Inventories, net of reserve of $33,000
 and $33,000. . . . . . . . . . . . . . . . .      681,987         577,389
Advances and prepaids . . . . . . . . . . . .       50,339          41,895
                                               ------------  -------------
  Total current assets. . . . . . . . . . . .    1,352,112       1,827,038

Property and equipment, net of depreciation
 of $1,556,258 and $1,498,949 . . . . . . . .      676,655         714,186
Intangible assets, net of amortization of
 of $588,656 and $575,960 . . . . . . . . . .      220,973         229,378
Deferred financing costs, net of amortization
 of $19,792 and $10,417 . . . . . . . . . . .      130,208         139,583
Deposits. . . . . . . . . . . . . . . . . . .       60,100          60,100
                                               ------------  -------------
  TOTAL ASSETS. . . . . . . . . . . . . . . .    2,440,048       2,970,285
                                               ============  =============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE & accrued expenses . . . . .      232,237         402,031
Deferred revenue. . . . . . . . . . . . . . .       14,992           8,795
                                               ------------  -------------
  TOTAL CURRENT liabilities . . . . . . . . .      247,229         410,826

Senior convertible notes. . . . . . . . . . .    1,500,000       1,500,000
                                               ------------  -------------
  Total long term liabilities . . . . . . . .    1,500,000      1 ,500,000

Common stock, $.O1 par value per share.
 Authorized - 50,000,000 shares; Issued
 and outstanding 7,520,415 at March 31, 2000
 and 7,966,408 at
 December 31, 1999. . . . . . . . . . . . . .       75,204          79,664
Additional paid in capital. . . . . . . . . .   20,794,247      20,789,787
Accumulated deficit . . . . . . . . . . . . .  (20,176,632)    (19,809,992)
                                               ------------  -------------
  TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .      692,819       1,059,459
                                               ------------  -------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. .    2,440,048       2,970,285
                                               ============  =============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months     Three months
                                                          ended          ended
                                                         3/31/00       3/31/99
                                                       (Unaudited)  (Unaudited)
                                                   ---------------  -----------
Net sales . . . . . . . . . . . . . . . . . .             147,452      199,029

Cost of sales. .  . . . . . . . . . . . . . .             129,343      184,912
                                                   ---------------  -----------
Gross profit. . . . . . . . . . . . . . . . .              18,109       14,117

Operating expenses:
General, administrative and selling expenses.             366,753      378,957

Research and development. . . . . . . . . . .                  -           677
                                                   ---------------  -----------
Total operating expenses. . . . . . . . . . .             366,753      379,634

Loss from operations. . . . . . . . . . . . .            (348,644)    (365,517)

Interest expense/(income) . . . . . . . . . .              17,996       (3,507)
                                                   ---------------  -----------
Net loss. . . . . . . . . . . . . . . . . . .            (366,640)    (362,010)
                                                   ===============  ===========
Loss per common share:
  Basic and diluted . . . . . . . . . . . . .               (0.05)       (0.05)
                                                   ---------------  -----------


Weighted average number of common
shares outstanding:
  Basic and diluted . . . . . . . . . . . . .           7,520,415    6,789,255
                                               -------------------  -----------


                 See notes to consolidated financial statements.


                        AIR PACKAGING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three            Three
                                                           months           months
                                                           ended            ended
                                                           3/31/00          3/31/99
                                                         (Unaudited)       (Unaudited)
                                                       -------------       -----------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . .                (366,640)        (362,010)
Adjustments to reconcile net loss to net
  cash used in operating activities: . . . .                       -                -
  Depreciation and amortization. . . . . . .                  79,379           68,138
  Increase (decrease) from changes in:
  Trade receivables. . . . . . . . . . . . .                 (51,055)         (29,962)
  Inventories. . . . . . . . . . . . . . . .                (104,598)        (177,470)
  Advances and prepaids. . . . . . . . . . .                  (8,444)          50,266
  (Decrease) increase from changes in:
  Accounts payable & accrued liabilities . .                (169,794)         (41,714)
  Deferred revenue . . . . . . . . . . . . .                   6,197              (88)
                                                       --------------       -----------
  Net cash used in operating activities. . .                (614,955)        (492,840)
                                                       --------------       -----------

Cash flows from investing activities:
Purchases of property and equipment. . . . .                 (19,778)         (12,504)
Patent expenditures. . . . . . . . . . . . .                  (4,290)         (14,245)
                                                       --------------       -----------
  Net cash used in investing activities. . .                 (24,068)         (26,749)
                                                       --------------       -----------

Cash flows from financing activities:
 Proceeds from exercise of warrants. . . . .                     -            615,000
                                                       --------------       -----------
   Net cash provided by financing activities                     -            615,000
                                                       --------------       -----------
Net (decrease) increase in cash. . . . . . .                (639,023)          95,411
Cash, beginning of period . . . . . . . . . .              1,150,151          125,799
                                                       --------------       -----------
Cash, end of period. . . . . . . . . . . . .                  511,128          221,210
                                                       ==============       ===========
Supplemental disclosure of
cash flow information:
Cash paid during the three months for:
 Income taxes. . . . . . . . . . . . . . . .                                     800
 Interest                                                        -               -



                 See notes to consolidated financial statements.





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE  1  -  STATEMENT  OF  INFORMATION  FURNISHED
-------------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE  2  -  EARNINGS  (LOSS)  PER  COMMON  SHARE
------------------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issued common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share for the three months ended March 31, 2000 and 1999 because the effect would be antidilutive.

NOTE  3  -  STOCK  SPLIT
------------------------

In January 2000, the Board of Directors declared a one-to-ten reverse stock split. All stock-related data in the consolidated financial statements reflect the stock split for all periods presented.




NOTE  4  -  EXERCISE  OF  WARRANTS  AND  OPTIONS
------------------------------------------------

The Company issued 410,000 shares of its common stock at $1.50 per share upon the exercise of warrants by a shareholder during the three months ended March 31, 1999.

On March 24, 2000, the Board of Directors approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion with a minimum conversion price of $0.50. The notice of exercises must be received by April 30, 2000.

During the three months ended March 31, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 375,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms.

During the three months ended March 31, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

NOTE  5  -  SENIOR  CONVERTIBLE  NOTES
--------------------------------------

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

At the holder's option, the holder may elect to receive any annual interest payment in common stock of the Company at a 20% discount. The difference between the fair market value of the stock on date of conversion and the conversion price will be recorded as additional interest expense.

In conjunction with these Notes, the Company paid a finder's fee of $150,000 and other financing costs, which is being amortized over the life of the Notes.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction must be received by April 30, 2000 and must include all accrued interest through May 31, 2000.
As a result, the Company will record an expense related to the reduction in conversion price. During April 2000, the Company received notices of conversion from all of the debenture holders.


 NOTE  6  -  LIQUIDITY  AND  GOING  CONCERN
-------------------------------------------

The financial statements as of March 31, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($1,853,012), ($1,723,647) and ($1,824,199)in 1999, 1998, and
1997, respectively  and  a net loss of ($366,640)  for  the  three  months ended
March 31, 2000 and an accumulated deficit of ($20,176,632) at March 31, 2000. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. As of April 30, 2000, the Company has been advised that $225,000 has been raised pursuant to the agreement and the subscription agreement is being prepared and the funds will be forwarded to the Company during the second quarter of fiscal 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

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

The Company has an aggressive on-going plan to increase its sales activity and achieve a profitable business level of sales. In past time periods, the Company's sales activities have been limited by a lack of funds, incomplete designs and poor manufacturing quality. All of the known design and quality problems of the Company were resolved successfully in the fourth quarter of fiscal 1998. Only since January 1999 has the Company been able to concentrate on developing future sales with major customers.



1.     RESULTS  OF  OPERATIONS

Net sales for the three months ended March 31, 2000 were $147,452 compared to net sales of $199,029 for the comparable period of the preceding year. This represents a decrease of $51,577 or 26%. The net decrease is primarily due to sales of the SDS Air Box product line which were made to one customer during the first quarter of fiscal 1999 and were not repeated during the first quarter of fiscal 2000. This decrease is partially offset by an increase in sales of the Air Box product line during the three months ended March 31, 2000 from the comparable period of the preceding year.

Cost of sales decreased $55,569 or 30% for the three months ended March 31, 2000. The decrease is due to the related decrease in sales. As sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

General, administrative and selling expenses decreased by $12,204 or 3% during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The net decrease is primarily due to a decrease in legal professional fees during the first quarter of fiscal 2000.

Interest expense (income) was $17,996 at March 31, 2000 and $(3,507) at March 31, 1999. Interest expense increased approximately $26,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 which is related to the 7% interest-bearing Convertible Senior Notes which were issued during the third and fourth quarters of fiscal 1999. Interest income increased approximately $6,800 during the three months ended March 31, 2000 from the comparable period of the prior year as the Company had an increase in cash placed in an interest-earning account.

As a result of the above, net loss for the three month period ended March 31, 2000 decreased by $4,630 to $366,640 from $362,010.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of March 31, 2000 was approximately $18,600,000 compared to $18,200,000 as of December 31, 1999. The net operating loss carry-forward is available to offset future taxable income through 2019. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At March 31, 2000, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

2.     LIQUIDITY  AND  CAPITAL  RESOURCES

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $1,853,000, $1,724,000 and $1,824,000 for the fiscal years ended December 31,
1999, 1998 and 1997, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction must be received by April 30, 2000 and must include all accrued interest through May 31, 2000. As a result, the Company will record an expense related to the reduction in conversion price. As of April 30, 2000, the Company received notices of conversion from all of the debenture holders.

On March 24, 2000, the Board of Directors also approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion with a minimum conversion price of $0.50. The notice of exercises must be received by April 30, 2000.

During the three months ended March 31, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 335,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms.

During the three months ended March 31, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. As of April 30, 2000, the Company has been advised that $225,000 has been raised pursuant to the agreement and the subscription agreement is being prepared and the funds will be forwarded to the Company during the second quarter of fiscal 2000.

The Company's working capital as of March 31, 2000 was $1,104,883 compared to working capital of $1,416,212 at December 31, 1999. The decrease is primarily due to the increase in cash outflows during the first three months of fiscal 2000.

The net receivables were $108,658 at March 31, 2000 compared to $57,603 at December 31, 1999. The net increase of $51,055 is due to additional receivables recorded for sales during the three months ended March 31, 2000 partially offset by payments on receivables at December 31, 1999.

Inventories at March 31, 2000 were $681,987 and $577,389 at December 31, 1999. The increase of $104,598 or 18% is primarily due to an increase in finished goods for upcoming shipments.

Advances and prepaids were $50,339 at March 31, 2000 compared to $41,895 at December 31, 1999. The increase is primarily due to a loan receivable of approximately $9,000 that was made during the first three months of fiscal 2000.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The days in inventory ratio increased by 70% from 183 at December 31, 1999 to 311 at March 31, 2000. This is due to the increase in finished goods inventory for upcoming shipments. The inventory turnover at December 31, 1999 was 2.0 compared with 1.2 at March 31, 2000.

The Company recognized a 12% gross profit during the three months ended March 31, 2000 compared to a 7% gross profit during the three months ended March 31, 1999. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 1999 by the placement of Senior Convertible Notes of $1,500,000.

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

The Company had cash outflows of $614,955 from operating activities for the three months ended March 31, 2000 compared to cash outflows of $492,840 for the three months ended March 31, 1999. The change in net outflows of $122,115 from operating activities between the two comparable quarters primarily resulted from the decrease in trade receivables of $21,093, the decrease in advances and prepaids of $58,710 and the decrease in accounts payable and accrued expenses of $128,080, which was partially offset by the increase in inventories of $72,872, the increase in deferred revenue of $6,285 and the decrease in the net loss from operations after adjustments for non-cash items of $6,611.

Net cash used in investing activities was $24,068 for the three months ended March 31, 2000 compared to $26,749 for the three months ended March 31, 1999. The net decrease is due to the reduction in patent expenditures during the first quarter of fiscal 2000, offset by increases in property and equipment expenditures.

Cash flows from financing activities were $0 during the three months ended March 31, 2000 compared to $615,000 during the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company received proceeds from the exercise of warrants totaling $615,000. There were no warrants exercised during the three months ended March 31, 2000.


3.     SEASONALITY  AND  INFLATION

The Company's sales do not appear to be subject to any seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.

4.     YEAR  2000

Many existing computer systems and applications use only two digits to identify a year in the date field without considering the impact of the change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial statements, such as general ledger, accounts receivable and accounts payable. The Company also relies, directly and indirectly on external systems of business enterprises such as its suppliers, creditors and financial organizations for accurate exchange of data. Following the Year 2000 transition, the Company has not experienced any known disruption to its business as of Year 2000. The cost of the Company's Year 2000 programs was approximately $25,000, which was not material to the Company's financial position or results of operations. Although the Company's business systems were Year 2000 compliant by December 31, 1999, the Company makes no assurances regarding Year 2000 compliance of third party systems. The Company has not incurred any problems with third parties related to Year 2000 but can not guarantee that it will not in the future.

FORWARD  LOOKING  STATEMENT
---------------------------

The above paragraphs and other parts of this Form 10-QSB Report include "Forward Looking Statements". All statements other than statements of historical fact included herein, including any statements with respect sales forecast, future product acceptance or other future matters, are Forward Looking Statements. Although the Company believes that there is a reasonable basis for the projections reflected in such Forward Looking Statements, it can give no assurance that such expectation will prove to be correct. Certain of the important factors that could cause actual results to differ materially and negatively from the Company's expectations, among others, included a slow down in the trend in sales and orders during the remainder of the year, an inability to obtain sufficient working capital to meet order demand, and/or a worldwide economic slowdown.

PART  II  -  OTHER  INFORMATION

ITEM  1.  -  LEGAL  PROCEEDINGS

A former employee of the Company was seeking a severance payment of $101,500 per terms of his employment agreement, which was voluntarily terminated in November 1998. The Company has established a liability for the entire amount. Mediation was held during April 2000 between the parties and the issue was tentatively settled.

ITEM  2.  -  CHANGES  IN  SECURITIES

In January 2000, the Board of Directors declared a one-to-ten reverse stock split. All stock-related data in the consolidated financial statements reflect the stock split for all periods presented.

In 1991, certain stockholders of the Company entered into an escrow agreement under which a total of approximately 450,000 shares of the Company's common stock were placed in escrow. The shares were entitled to be released from escrow based on the performance of the Company as measured by cash flow (as defined by the agreement) and certain other conditions. Per the agreement, the Company would cancel any shares remaining in escrow at December 31, 1999. The Company's transfer agent canceled all such shares in January 2000. The shares are included in the number of shares outstanding for prior periods presented but have been excluded from the computation of basic and diluted loss per share for each of the prior periods presented.

ITEM  4.  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  in  the  first  quarter  of  fiscal  2000.





ITEM  6.  -  EXHIBITS


(3)(I) ARTICLES OF INCORPORATION. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

(3)(II) BYLAWS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO AMENDED FORM 10 FILED JULY 23, 1999.

(10) MATERIAL CONTRACTS. INCORPORATED BY REFERENCE TO EXHIBITS ATTACHED TO FORM 10 FILED APRIL 11, 2000, FORM 10Q FILED NOVEMBER 12, 1999 AND AMENDED FORM 10 FILED JULY 23, 1999.

     (27).     FINANCIAL  DATA  SCHEDULE



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                         AIR  PACKAGING  TECHNOLOGIES,  INC.


                         /s/  Donald  Ochacher
                         ---------------------
                         DONALD  OCHACHER
                         CHIEF  EXECUTIVE  OFFICER


                         /s/  Janet  Maxey
                         -----------------------------------
                         JANET  MAXEY
                         CHIEF  FINANCIAL  OFFICER


DATE:  May  12,  2000_______
     -----------------------