Form 10QSB
period 2000-06-30
AIR PACKAGING TECHNOLOGIES INC
filed 2000-08-11
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________to_____________________

                        AIR PACKAGING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                  95-4337254
------------------------                                   --------------------
(State of Incorporation)                                   (IRS Employer ID No.)

                25620 Rye Canyon Road, Valencia, California 91355
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (661) 294-2222
                           --------------------------
                           (Issuer's telephone number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2000, there were 11,298,358 shares of common stock outstanding.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999      3

                  Statements of Operations - Three months ended
                  June 30, 2000 and 1999; Six months ended
                  June 30, 2000 and 1999                                    4

                  Statements of Cash Flows - Six months ended
                  June 30, 2000 and 1999                                    5

                  Notes to Financial Statements - June 30, 2000           6-9

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10-14

Part II - OTHER INFORMATION


         Item 1.           Legal Proceedings                               15

         Item 2.           Changes in Securities                           15

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                         16

         Item 6.           Exhibits                                        17

SIGNATURES                                                                 17



                         AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                   Consolidated Balance Sheets



                                                              6/30/2000              12/31/1999
                                                              (Unaudited)
                                                          ------------------     ------------------

ASSETS
Current assets
Cash                                                      $          374,906              1,150,151
Trade receivables, net of allowance of $22,630,
    and $22,630                                                      120,877                 57,603
Inventories, net of reserve of $84,000
    and $33,000                                                      659,436                577,389
Advances and prepaids                                                 69,905                 41,895
                                                          ------------------     ------------------
     Total current assets                                          1,225,124              1,827,038

Property and equipment, net of depreciation
    of $1,616,227and $1,498,949                                      644,126                714,186
Intangible assets, net of amortization of
    of $602,282 and $575,960                                         217,750                229,378
Deferred financing costs, net of amortization
    of $150,000 and $10,417                                                -                139,583
Deposits                                                              60,100                 60,100
                                                          ------------------     ------------------

     Total assets                                         $        2,147,100     $        2,970,285
                                                          ==================     ==================


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses                       $          160,937     $          402,031
Deferred revenue                                                      15,844                  8,795
                                                          ------------------     ------------------

     Total current liabilities                                       176,781                410,826

Senior convertible notes                                                   -              1,500,000
                                                          ------------------    -------------------
     Total long term liabilities                                           -              1,500,000

Common stock, $.01 par value per share.
 Authorized - 50,000,000 shares
 Issued and outstanding  11,298,358 at
    June 30, 2000 and 7,966,408 at
     December 31, 1999                                               112,984                 79,664
Additional paid in capital                                        23,551,222             20,789,787
Accumulated deficit                                              (21,693,887)           (19,809,992)
                                                          ------------------    -------------------
     Total stockholders' equity                                    1,970,319              1,059,459
                                                          ------------------    -------------------

     Total liabilities & stockholders' equity                    $ 2,147,100            $ 2,970,285
                                                          ==================    ===================


                                      AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                          Consolidated Statements of Operations



                                        Quarter ended        Quarter ended        Six months ended       Six months ended
                                          6/30/2000            6/30/1999              6/30/2000              6/30/1999
                                         (Unaudited)          (Unaudited)            (Unaudited)            (Unaudited)
                                       ----------------    ----------------     -------------------     ------------------
Net sales                              $        190,228    $        327,491     $           337,680     $          526,520

Cost of sales                                   274,644             279,301                 403,987                464,213
                                       ----------------    ----------------     -------------------     ------------------

Gross profit (loss)                             (84,416)             48,190                 (66,307)                62,307

Operating expenses:

General, administrative
        and selling expenses                    550,984             561,561                 917,737                940,518

Research and development                          1,808                  62                   1,808                    739
                                       ----------------    ----------------     -------------------     ------------------
Total operating expenses                        552,792             561,623                 919,545                941,257

Loss from operations                           (637,208)           (513,433)               (985,852)              (878,950)

Interest and other expense/(income)             880,047              (2,386)               898,043                  (5,893)
                                       ----------------    ----------------     -------------------     ------------------

Net loss                               $     (1,517,255)   $       (511,047)    $        (1,883,895)    $         (873,057)
                                       ================    ================     ===================     ==================


Loss per common share:
     Basic                             $          (0.17)   $          (0.07)    $             (0.23)    $            (0.12)
                                       ----------------    ----------------     -------------------     ------------------

     Diluted                           $          (0.17)   $          (0.07)    $             (0.23)    $            (0.12)
                                       ----------------    ----------------     -------------------     ------------------


Weighted average number of common
shares outstanding:
     Basic                                    8,921,140           7,603,387               8,228,129              7,420,359
                                       ----------------    ----------------     -------------------     ------------------
     Diluted                                  8,921,140           7,603,387               8,228,129              7,420,359
                                       ----------------    ----------------     -------------------     ------------------





                              AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                       Consolidated Statements of Cash Flow



                                                         Six months ended               Six months ended
                                                            6/30/2000                       6/30/1999
                                                            (Unaudited)                    (Unaudited)
                                                      ---------------------           ---------------------

Cash flows from operating activities:
  Net loss                                            $          (1,883,895)          $            (873,057)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                  283,183                         137,696
     Debt conversion price reduction                                920,000                             -
     Expense on grant of warrants                                    11,298                             -
     Expense on issuance of common stock                             42,000                             -
     Inventory reserve                                               83,000                             -
     Provision for doubtful accounts                                    -                            17,500
     Stock based consulting expense                                     -                            38,800
     Increase (decrease) from changes in:
       Trade receivables                                            (63,274)                       (105,314)
       Inventories                                                 (165,047)                       (221,255)
       Advances and prepaids                                        (28,010)                         46,319
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities                      (167,137)                         76,383
       Deferred revenue                                               7,049                             (88)
                                                      ---------------------           ---------------------
       Net cash used in operating activities                       (960,833)                       (883,016)
                                                      ---------------------           ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                               (47,218)                        (42,111)
  Patent expenditures                                               (14,694)                        (24,965)
                                                      ---------------------           ---------------------
       Net cash used in investing activities                        (61,912)                        (67,076)
                                                      ---------------------           ---------------------

Cash flows from financing activities:
  Net proceeds from private placements                              202,500                             -
  Proceeds from exercise of warrants                                 25,000                       1,342,500
  Proceeds from exercise of options                                  20,000                             -
                                                      ---------------------           ---------------------
       Net cash provided by financing activities                    247,500                       1,342,500
                                                      ---------------------           ---------------------

Net (decrease)increase in cash                                     (775,245)                        392,408
Cash, beginning of period                                         1,150,151                         125,799
                                                      ---------------------           ---------------------
Cash, end of period                                   $             374,906           $             518,207
                                                      =====================           =====================

Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
     Income taxes                                     $                 800           $                 800
     Interest                                         $                 -             $                 -



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock. Common stock options and warrants were not included in the computation of diluted loss per common share for the three and six months ended June 30, 2000 and 1999 because the effect would be antidilutive.

Note 3 - Stock Split
--------------------

In January 2000, the Board of Directors declared a one-to-ten reverse stock split. All stock-related data in the consolidated financial statements reflect the stock split for all periods presented.

Note 4 - Exercise of Warrants And Options
-----------------------------------------

On March 24, 2000, the Board of Directors approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion with a minimum conversion price of $0.50.

During the three months ended June 30, 2000, the Company received $25,000 of cash for the exercise of 50,000 warrants by a shareholder at an exercise price of $0.50 per share and $20,000 of cash for the exercise of 40,000 stock options at an exercise price of $0.50 per share. During the three months ended June 30, 1999, the Company received $727,500 of cash related to the exercise of 485,000 warrants by a shareholder at an exercise price of $1.50 per share. During the six months ended June 30, 1999, the Company received $1,342,500 of cash related to a shareholder exercising 895,000 warrants at an exercise price of $1.50 per share.

During the six months ended June 30, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 375,000 stock options to officers and employees which expire December 31, 2004 and are subject to certain vesting terms. These options will be subject to variable plan accounting beginning July 1, 2000.

During the six months ended June 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

Note 5 - Senior Convertible Notes
---------------------------------

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

In conjunction with these Notes, the Company paid a finder's fee of $150,000 and other financing costs, which is being amortized over the life of the Notes. During the three months ended June 30, 2000, the finder's fee was fully amortized due to the conversion of the Notes.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction must include all accrued interest through May 31, 2000. During April 2000, the Company received notices of conversion from all of the debenture holders. As a result, the Company recorded an expense of $920,000 related to the beneficial conversion feature which resulted from the reduction in conversion price during the three months ended June 30, 2000.

Note 6 - Liquidity and Going Concern
------------------------------------

The financial statements as of June 30, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($1,853,012), ($1,723,647) and ($1,824,199) in 1999, 1998, and
1997, respectively and a net loss of ($1,883,895) for the six months ended June 30, 2000 and an accumulated deficit of ($21,693,887) at June 30, 2000. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. During the three months ended June 30, 2000, $225,000 was raised pursuant to the agreement and the funds were received by the Company.

Note 7 - Investment Banking Agreement
-------------------------------------

On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. During the three months ended June 30, 2000, $225,000 was raised pursuant to the agreement and the funds were received by the Company. The funds will be used for the operations of the Company. Pursuant to the terms of the agreement, the Company issued 100,000 shares of common stock to Givigest which were valued at fair market value. The Company also granted 250,000 warrants to purchase the common stock of the Company and the related expense was recorded during the three months ended June 30, 2000. An additional 22,500 warrants to purchase the common stock of the Company were granted along with a 10% finder's fee for the $225,000 funds raised. These warrants were valued and properly recorded during the three months ended June 30, 2000.


Note 8 - Subsequent Event
-------------------------

On August 8, 2000, the Company entered into a product purchase agreement (the "Agreement") with Minnesota Mining and Manufacturing ("3M") under which the Company has agreed, among other things, to sell certain products to 3M on a worldwide exclusive basis. The Agreement is of an indefinite duration. Pursuant to the Agreement, 3M has been granted under certain circumstances a right of first refusal to purchase the Company and has also been granted four warrants, each of which entitles 3M to purchase 560,000 shares of the Company's Common Stock. The first of the four warrants is exercisable immediately at $0.55 per share. The remaining three warrants will be exercisable based on the attainment of certain sales levels by the Company to 3M and will be at market price when such levels are reached.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

1.       Results of Operations

Net sales for the three and six months ended June 30, 2000 were $190,228 and $337,680 compared to net sales of $327,491 and $526,520 for the three and six months ended June 30, 1999. This represents a decrease of $137,263 for the three months and a decrease of $188,840 for the six months of fiscal 2000. The net decrease is primarily due to sales of the SDS product and sales of the dental bag product which were made during the first six months of fiscal 1999 and were not repeated during the first six months of fiscal 2000. The Company has not yet achieved sales levels to cover fixed costs. As a result, the Company recognized a negative gross profit for the three and six months ended June 30, 2000. The Company will continue to operate at low margins until sales increase substantially.

Cost of sales for the three and six months ended June 30, 2000 were $274,644 and $403,987 compared to $279,301 and $464,213 for the three and six months ended June 30, 1999. Cost of sales at June 30, 2000 includes an additional inventory reserve of $83,000 that was recorded during the three months ended June 30, 2000. Additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

General, administrative and selling expenses were $550,984 and $917,737 for the three and six months ended June 30, 2000 as compared to $561,561 and 940,518 for the comparable period of the preceding year. The net decrease during the three and six months ended June 30, 2000 of $10,577 and $22,781 respectively, is primarily due to a decrease in the provision for doubtful accounts, a decrease in stock-based consulting expense and a decrease in trade show fees and related expenses, which are partially offset by the increase in amortization of the finders fee related to the Convertible Senior Notes.

Interest and other expense (income) for the three and six month periods ended June 30, 2000 was $880,047 and $898,043, respectively and was $(2,386) and
$(5,893) during the comparable period of the preceding year. Interest expense was approximately $937,000 for the three months ended June 30, 2000 and approximately $963,000 for the six months ended June 30, 2000. The increase is related to the 7% interest-bearing Convertible Senior Notes which were issued during the third and fourth quarters of fiscal 1999. Interest expense of approximately $17,000 and $26,000 was recorded on the Notes for the three and six months ended June 30, 2000. In addition, during the three months ended June 30, 2000, interest expense of $920,000 was recorded as a result of the beneficial conversion which resulted from the reduction in the conversion price of the Notes. Interest income increased approximately $10,000 during the three and six months ended June 30, 2000 from the comparable period of the prior year as the Company had an increase in cash placed in an interest-earning account. Miscellaneous other income increased during the three and six months ended June 30, 2000 from the comparable period of the preceding year due to the settlement of a legal proceeding in which the Company recorded miscellaneous other income of $51,500.

As a result of the above, net loss for the three and six months ended June 30, 2000 increased by $1,006,208 to $1,517,255 from $511,047 and by $1,010,838 to
$1,883,895 from $873,057.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of June 30, 2000 was approximately $20,100,000 compared to $18,200,000 as of December 31, 1999. The net operating loss carry-forward is available to offset future taxable income through 2020. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At June 30, 2000, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

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

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction must include all accrued interest through May 31, 2000. As of April 30, 2000, the Company received notices of conversion from all of the debenture holders As a result, the Company recorded an expense of $920,000 related to the beneficial conversion which resulted from the reduction in conversion price during the three months ended June 30, 2000.

On March 24, 2000, the Board of Directors also approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion with a minimum conversion price of $0.50.

During the three months ended June 30, 2000, the Company received $25,000 of cash for the exercise of 50,000 warrants by a shareholder at an exercise price of $0.50 per share and $20,000 of cash for the exercise of 40,000 stock options at an exercise price of $0.50 per share. During the three months ended June 30, 1999, the Company received $727,500 of cash related to the exercise of 485,000 warrants by a shareholder at an exercise price of $1.50 per share. During the six months ended June 30, 1999, the Company received $1,342,500 of cash related to a shareholder exercising 895,000 warrants at an exercise price of $1.50 per share.

During the six months ended June 30, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 375,000 stock options to officers and employees which expire December 31, 2004 and are subject to certain vesting terms. These options will be subject to variable plan accounting beginning July 1, 2000.

During the six months ended June 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. During the three months ended June 30, 2000, $225,000 was raised pursuant to the agreement and the funds were received by the Company.

The Company's working capital as of June 30, 2000 was $1,048,343 compared to working capital of $1,416,212 at December 31, 1999. The decrease is primarily due to the increase in cash outflows during the first six months of fiscal 2000.

The net receivables were $120,877 at June 30, 2000 compared to $57,603 at December 31, 1999. The net increase of $63,274 is due to additional receivables recorded for sales during the six months ended June 30, 2000 partially offset by payments on receivables at December 31, 1999.

Inventories at June 30, 2000 were $659,436 and $577,389 at December 31, 1999. The increase of $82,047 or 14% is primarily due to an increase in finished goods for upcoming shipments.

Advances and prepaids were $69,905 at June 30, 2000 compared to $41,895 at December 31, 1999. The increase of $28,010 is primarily due to an increase in short term deferred costs, an increase in prepaid expenses and an increase in loan receivable, partially offset by a decrease in prepaid offering costs.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The days in inventory ratio increased by 67% from 183 at December 31, 1999 to 306 at June 30, 2000. This is due to the increase in finished goods inventory for upcoming shipments. The inventory turnover at December 31, 1999 was 2.0 compared with 1.2 at June 30, 2000.

The Company recognized a 44% gross loss during the three months ended June 30, 2000 compared to a 15% gross profit during the three months ended June 30, 1999 and a 20% gross loss during the six months ended June 30, 2000 compared to a 12% gross profit for the six months ended June 30, 1999. The decrease in gross profit during the three and six months ended June 30, 2000 is primarily due to the additional inventory reserve recorded during the three months period ending June 30, 2000 of $83,000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 1999 by the placement of Senior Convertible Notes of $1,500,000.

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

The Company had cash outflows of $960,833 from operating activities for the six months ended June 30, 2000 compared to cash outflows of $883,016 for the six months ended June 30, 1999. The change in net outflows of $77,817 from operating activities between the two periods resulted from the decrease in advances and prepaids of $74,329 and the decrease in accounts payable and accrued expenses of $243,520, which was partially offset by the increase in trade receivables of $42,040, the increase in inventories of $56,208 and the increase in deferred revenue of $7,137 and the decrease in the net loss from operations after adjustments for non-cash items of $134,647.

Net cash used in investing activities was $61,912 for the six months ended June 30, 2000 compared to $67,076 for the six months ended June 30, 1999. The net decrease is due to the reduction in patent expenditures during the first six months of fiscal 2000, offset by increases in property and equipment.

Cash flows from financing activities were $247,500 during the six months ended June 30, 2000 compared to $1,342,500 during the six months ended June 30, 1999. The net decrease is due to the decrease in proceeds from the exercise of warrants of $1,317,500 partially offset by the increase in proceeds from an original issue of $202,500 and the exercise of stock options of $20,000.

3.       Seasonality and Inflation

The Company's sales do not appear to be subject to any seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.


Forward Looking Statement
-------------------------

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

A former employee of the Company was seeking a severance payment of $101,500 per terms of his employment agreement, which was voluntarily terminated in November 1998. The Company had established a liability for the entire amount. Mediation was held during April 2000 between the parties and the issue was settled. During May 2000, the Company paid $50,000 in full settlement of the claim. The Company has recognized miscellaneous income of $51,500 during the three and six months ended June 30, 2000 as the difference between the original liability and the settlement amount, and is recorded in "Interest and other expense(income)".

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

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of APTI was held on July 17, 2000 and several matters were put to a vote. The results are as follows:

(1) To elect four directors to serve until the next annual meeting of the shareholders.

                      Votes cast       Votes Cast        Votes
                         For            Against        Abstined     Unvoted
                      ---------        ---------       --------     --------
Donald Ochacher       8,241,328             703          33,840         0
Wayne Case            8,241,278             753          33,840         0
Carl Stadelhofer      8,239,228           2,803          33,840         0
Marco Calmes          8,238,411           3,620          33,840         0

(2) To authorize the adoption of a stock option plan for the period July 1, 2000 to June 30, 2001.

                      7,881,419         383,074          11,378         0

(3) To authorize the appointment of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2000.

                      8,243,653          25,530           6,688         0

(4) To amend the bylaws to redesignate the minimum number of directors to serve on the Board of Directors from four to three.

                      8,241,328            703           33,840         0

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


                                            AIR PACKAGING TECHNOLOGIES, INC.


                                            /s/ Donald Ochacher
                                            ---------------------------------
                                            Donald Ochacher
                                            Chief Executive Officer


                                            /s/ Janet Maxey
                                            ---------------------------------
                                            Janet Maxey
                                            Chief Financial Officer


Date:  August 11, 2000