Form 10QSB
period 2000-09-30
AIR PACKAGING TECHNOLOGIES INC
filed 2000-11-14
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to____________


                        AIR PACKAGING TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                               95-4337254
-----------------------                                    --------------------
(State of Incorporation)                                   (IRS Employer ID No.)


                25620 Rye Canyon Road, Valencia, California 91355
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (661) 294-2222
                           ---------------------------
                           (Issuer's telephone number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2000, there were 11,298,358 shares of common stock outstanding.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999   3

                  Statements of Operations - Three months ended
                  September 30, 2000 and 1999; Nine months ended
                  September 30, 2000 and 1999                                 4

                  Statements of Cash Flows - Nine months ended
                  September 30, 2000 and 1999                                 5

                  Notes to Financial Statements - September 30, 2000          6

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

Part II - OTHER INFORMATION


         Item 1.           Legal Proceedings                                 16

         Item 2.           Changes in Securities                             16

         Item 6.           Exhibits                                          17

SIGNATURES                                                                   17

                        AIR PACKAGING TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                   9/30/2000        12/31/1999
                                                  (Unaudited)
                                                 -------------    --------------

ASSETS
Current assets
Cash                                              $    285,429       1,150,151
Trade receivables, net of allowance of $22,630,
    and $22,630                                        110,243          57,603
Inventories, net of reserve of $84,000
    and $33,000                                        687,405         577,389
Advances and prepaids                                   45,885          41,895
                                                  ------------    ------------
     Total current assets                            1,128,962       1,827,038

Property and equipment, net of depreciation
    of $1,675,492 and $1,498,949                       606,068         714,186
Intangible assets, net of amortization of
    of $615,859 and $575,960                           218,076         229,378
Deferred financing costs, net of amortization
    of $150,000 and $10,417                             25,000         139,583
Deposits                                                60,100          60,100
                                                  ------------    ------------

     Total assets                                 $  2,038,206    $  2,970,285
                                                  ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses               $    205,168    $    402,031
Deferred revenue                                         9,659           8,795
                                                  ------------    ------------

     Total current liabilities                         214,827         410,826

Senior convertible notes                               250,000       1,500,000
                                                  ------------    ------------
     Total long term liabilities                       250,000       1,500,000
                                                  ------------    ------------
     Total liabilites                                  464,827       1,910,826

Common stock, $.01 par value per share
 Authorized - 50,000,000 shares
 Issued and outstanding  11,298,358 at
    September 30, 2000 and 7,966,408 at
     December 31, 1999                                 112,984          79,664
Additional paid in capital                          23,593,222      20,789,787
Accumulated deficit                                (22,132,827)    (19,809,992)
                                                  ------------    ------------
     Total stockholders' equity                      1,573,379       1,059,459
                                                  ------------    ------------

     Total liabilities & stockholders' equity     $  2,038,206    $  2,970,285
                                                  ============    ============



                                  AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                       Consolidated Statements of Operations


                                                                                         Nine months     Nine months
                                                      Quarter ended     Quarter ended       ended            ended
                                                        9/30/2000         9/30/1999       9/30/2000       9/30/1999
                                                        (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                        ------------    ------------    ------------    ------------

Net sales                                               $    220,833    $    186,239    $    558,513    $    712,759

Cost of sales                                                186,382         186,193         590,369         650,406
                                                        ------------    ------------    ------------    ------------

Gross profit (loss)                                           34,451              46         (31,856)         62,353

Operating expenses:
General, administrative and selling expenses                 472,595         456,229       1,390,332       1,396,747

Research and development                                       2,300             438           4,108           1,177
                                                        ------------    ------------    ------------    ------------
Total operating expenses                                     474,895         456,667       1,394,440       1,397,924

Loss from operations                                        (440,444)       (456,621)     (1,426,296)     (1,335,571)



Interest and other expense/(income)                           (1,504)            484         896,539          (5,409)
                                                        ------------    ------------    ------------    ------------


Net loss                                                $   (438,940)   $   (457,105)   $ (2,322,835)   $ (1,330,162)
                                                        ============    ============    ============    ============


Loss per common share:
     Basic                                              $      (0.04)   $      (0.06)   $      (0.25)   $      (0.19)
                                                        ------------    ------------    ------------    ------------
     Diluted                                            $      (0.04)   $      (0.06)   $      (0.25)   $      (0.19)
                                                        ------------    ------------    ------------    ------------


Weighted average number of common
shares outstanding:
     Basic                                                11,298,358       7,520,367       9,259,009       7,174,744
                                                        ------------    ------------    ------------    ------------
     Diluted                                              11,298,358       7,520,367       9,259,009       7,174,744
                                                        ------------    ------------    ------------    ------------

                        AIR PACKAGING TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flow

                                                    Nine months     Nine months
                                                       ended          ended
                                                     9/30/2000       9/30/1999
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------

Cash flows from operating activities:
  Net loss                                          $(2,322,835)   $(1,330,162)

  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                      356,025        210,089
     Debt conversion price reduction                    920,000            -
     Expense on grant of warrants                        11,298            -
     Expense on issuance of common stock                 42,000            -
     Inventory reserve                                   83,000            -
     Stock based compensation expense                    42,000            -
     Provision for doubtful accounts                        -           17,500
     Stock based consulting expense                         -           38,800
     Increase (decrease) from changes in:
       Trade receivables                                (52,640)       (50,156)
       Inventories                                     (193,016)      (198,876)
       Advances and prepaids                             (3,990)        42,845
       Deposits and other assets                            -         (102,917)
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities          (122,906)        18,473
       Deferred revenue                                     864          8,090
                                                    -----------    -----------
       Net cash used in operating activities         (1,240,200)    (1,346,314)
                                                    -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                   (68,425)       (59,401)
  Patent expenditures                                   (28,597)       (48,406)
                                                    -----------    -----------
       Net cash used in investing activities            (97,022)      (107,807)
                                                    -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placements                  202,500            -
  Proceeds from exercise of warrants                     25,000      1,342,500
  Proceeds from convertible debenture                   250,000      1,050,000
  Proceeds from exercise of options                      20,000            -
  Additions to deferred loan costs                      (25,000)           -
                                                    -----------    -----------
       Net cash provided by financing activities        472,500      2,392,500
                                                    -----------    -----------

Net (decrease)increase in cash                         (864,722)       938,379
Cash, beginning of period                             1,150,151        125,799
                                                    -----------    -----------
Cash, end of period                                 $   285,429    $ 1,064,178
                                                    ===========    ===========


Supplemental disclosure of
       cash flow information:
  Cash paid during the nine months for:
     Income taxes                                   $       800    $       800

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock. Common stock options and warrants were not included in the computation of diluted loss per common share for the three and nine months ended September 30, 2000 and 1999 because the effect would be antidilutive.

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

During the nine months ended September 30, 2000, the Company received $25,000 of cash for the exercise of 50,000 warrants by a shareholder at an exercise price of $0.50 per share and $20,000 of cash for the exercise of 40,000 stock options at an exercise price of $0.50 per share. During the nine months ended September 30, 1999, the Company received $1,342,500 of cash related to a shareholder exercising 895,000 warrants at an exercise price of $1.50 per share.

During the nine months ended September 30, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 375,000 stock options to officers and employees which expire December 31, 2004 and are subject to certain vesting terms. These 100,000 options will be subject to variable plan accounting beginning July 1, 2000. As of September 30, 2000, the Company has recorded $42,000 in compensation expense related to the variable plan accounting.

During the nine months ended September 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

During the three months ended September 30, 2000, the Company granted 300,000 stock options to officers and employees which expire in August 2004 and are subject to certain vesting terms.

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

In conjunction with these Notes, the Company paid a finder's fee of $150,000 and other financing costs, which is being amortized over the life of the Notes. During the nine months ended September 30, 2000, the finder's fee was fully amortized due to the conversion of the Notes.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction must include all accrued interest through May 31, 2000. During April 2000, the Company received notices of conversion from all of the debenture holders. As a result, the Company recorded an expense of $920,000 related to the beneficial conversion feature which resulted from the reduction in conversion price during the nine months ended September 30, 2000.

During the three months ended September 30, 2000, the Company issued $250,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversions if the closing high bid price for the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provisions. In addition, each Convertible Debenture is part of a unit consisting of the debenture, one $0.50 warrant and one $0.60 warrant allowing the purchase of one share of common stock per warrant at certain times before January 1, 2004, subject to certain conditions. A beneficial conversion feature exists related to the 20% discount on conversion price. The Company has calculated the expense associated with the beneficial conversion feature and it has been properly reflected in the financial statements.

In connection with these Notes, the Company paid a finder's fee of $25,000 which is being amortized over the life of the Notes.

Note 6 - Liquidity and Going Concern
------------------------------------
The financial statements as of September 30, 2000 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($1,853,012), ($1,723,647) and ($1,824,199) in
1999, 1998, and 1997, respectively and a net loss of ($2,322,835) for the nine months ended September 30, 2000 and an accumulated deficit of ($22,132,827) at September 30, 2000. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. During the nine months ended September 30, 2000, $225,000 was raised pursuant to the agreement and the funds were received by the Company.

Note 7 - Investment Banking Agreement
-------------------------------------

On March 27, 2000, the Company entered into a one-year Investment Banking Agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. During the nine months ended September 30, 2000, $225,000 was raised pursuant to the agreement and the funds were received by the Company. The funds will be used for the operations of the Company. Pursuant to the terms of the agreement, the Company issued 100,000 shares of common stock to Givigest which were valued at fair market value. The Company also granted 250,000 warrants to purchase the common stock of the Company and the related expense was recorded during the nine months ended September 30, 2000. An additional 22,500 warrants to purchase the common stock of the Company were granted along with a 10% finder's fee for the $225,000 funds raised. These warrants were valued and properly recorded during the nine months ended September 30, 2000.

On August 31, 2000, modifications were made to the Investment Banking Agreement entered into on March 27, 2000. The modifications included clarification of the timing of the equity capital to be raised and the grant date of the remaining warrants. During the three months ended September 30, 2000, an additional $250,000 was raised pursuant to this modified Agreement through the issuance of four-year 8.75% Convertible Notes. A 10% finder's fee was paid upon receipt of the funds and will be amortized over the life of the Convertible Notes. In addition, during the three months ended September 30, 2000, 227,500 warrants to purchase the common stock of the Company were granted.

Note 8 - Product Purchase Agreement
-----------------------------------

On August 8, 2000, the Company entered into a product purchase agreement (the "Agreement") with Minnesota Mining and Manufacturing ("3M") under which the Company has agreed, among other things, to sell certain products to 3M on a worldwide exclusive basis. The Agreement is of an indefinite duration. Pursuant to the Agreement, 3M has been granted under certain circumstances a right of first refusal to purchase the Company and has also been granted four warrants, each of which entitles 3M to purchase 560,000 shares of the Company's Common Stock. The first of the four warrants is exercisable immediately at $0.55 per share until February 10, 2003. The remaining three warrants will vest upon the attainment of certain sales levels by the Company to 3M and will be at market price when such levels are reached and will be exercisable for two and one half years from the vesting date.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------
General

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

1.       Results of Operations

Net sales for the three and nine months ended September 30, 2000 were $220,833 and $558,513 compared to net sales of $186,239 and $712,759 for the three and nine months ended September 30, 1999. This represents an increase of $34,594 for the three months and a decrease of $154,246 for the nine months of fiscal 2000. The net decrease is primarily due to sales of the SDS product and sales of the dental bag product which were made during the first nine months of fiscal 1999 and were not repeated during the first nine months of fiscal 2000. The Company has not yet achieved sales levels to cover fixed costs. As a result, the Company recognized a negative gross profit for the three and nine months ended September 30, 2000. The Company will continue to operate at low margins until sales increase substantially.

Cost of sales for the three and nine months ended September 30, 2000 were $186,382 and $590,369 compared to $186,193 and $650,406 for the three and nine months ended September 30, 1999. Cost of sales at September 30, 2000 includes an additional inventory reserve of $83,000 that was recorded during the nine months ended September 30, 2000. Additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

General, administrative and selling expenses were $472,595 and $1,390,332 for the three and nine months ended September 30, 2000 as compared to $456,229 and $1,396,747 for the comparable period of the preceding year. The net increase during the three months ended September 30, 2000 of $16,366 is primarily due to an increase in stock based compensation expense. The net decrease of $6,415 during the nine months ended September 30, 2000 is primarily due to a decrease in the provision for doubtful accounts, a decrease in stock-based consulting expense and a decrease in trade show fees and related expenses, which are partially offset by the increase in amortization of the finders fee related to the Convertible Senior Notes and the increase in stock based compensation expense.

Interest and other expense (income) for the three and nine month periods ended September 30, 2000 was $(1,504) and $896,539, respectively and was $484 and $(5,409) during the comparable period of the preceding year. Interest expense was approximately $3,000 for the three months ended September 30, 2000 and approximately $966,000 for the nine months ended September 30, 2000. The increase is related to the 7% interest-bearing Convertible Senior Notes which were issued during the third and fourth quarters of fiscal 1999. Interest expense of approximately $0 and $26,000 was recorded on the Notes for the three and nine months ended September 30, 2000. In addition, during the nine months ended September 30, 2000, interest expense of $920,000 was recorded as a result of the beneficial conversion which resulted from the reduction in the conversion price of the Notes. Also, approximately $2,000 of interest expense was recorded during the three months ended September 30, 2000 related to the 8.75%
Convertible Notes which were issued in the third quarter of fiscal 2000. Interest income for the three and nine months ended September 30, 2000 was approximately $2,800 and $16,100 compared to approximately $4,200 and $7,800 for the comparable periods of the prior year. The decrease during the three months period of $1,400 and the increase of $8,300 during the nine month period is due to the timing and amount of cash placed in an interest-earning account. Miscellaneous other income increased during the three and nine months ended September 30, 2000 from the comparable period of the preceding year due to the settlement of a legal proceeding in which the Company recorded miscellaneous other income of $51,500.

As a result of the above, net loss for the three and nine months ended September 30, 2000 decreased by $18,165 to $438,940 from $457,105 and increased by $1,192,673 to $2,322,835 from $1,130,162.

The Company is currently in a loss  carry-forward  position.  The net  operating loss carry-forward balance as of September 30, 2000 was approximately $20,500,000 compared to $18,200,000 as of December 31, 1999. The net operating loss carry-forward is available to offset future taxable income through 2020. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At September 30, 2000, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

2.       Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $1,853,000, $1,724,000 and $1,824,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also reported a net loss of $2,322,835 for the nine months ended September 30, 2000 and accumulated deficit of $22,132,827. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debenture into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction must include all accrued interest through May 31, 2000. As of April 30, 2000, the Company received notices of conversion from all of the debenture holders As a result, the Company recorded an expense of $920,000 related to the beneficial conversion which resulted from the reduction in conversion price during the nine months ended September 30, 2000.

On March 24, 2000, the Board of Directors also approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion with a minimum conversion price of $0.50.

During the nine months ended September 30, 2000, the Company received $25,000 of cash for the exercise of 50,000 warrants by a shareholder at an exercise price of $0.50 per share and $20,000 of cash for the exercise of 40,000 stock options at an exercise price of $0.50 per share. During the nine months ended September 30, 1999, the Company received $1,342,500 of cash related to a shareholder exercising 895,000 warrants at an exercise price of $1.50 per share.

During the nine months ended September 30, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 375,000 stock options to officers and employees which expire December 31, 2004 and are subject to certain vesting terms. These 100,000 options will be subject to variable plan accounting beginning July 1, 2000. As of September 30, 2000, the Company has recorded $42,000 in compensation expense related to the variable plan accounting.

During the nine months ended September 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

On March 27, 2000, the Company entered into a one-year Investment Banking Agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. During the nine months ended September 30, 2000, $225,000 was raised pursuant to the agreement and the funds were received by the Company.

On August 31, 2000, modifications were made to the Investment Banking Agreement entered into on March 27, 2000. During the three months ended September 30, 2000, $250,000 was raised pursuant to this modified Agreement through the issuance of four-year 8.75% Convertible Notes. Each Convertible Debenture is part of a unit consisting of the debenture, one $0.50 warrant and one $0.60 warrant allowing the purchase of one share of common stock per warrant at certain times before January 1, 2004, subject to certain conditions. Subsequent to September 30, 2000, an additional $250,000 was raised pursuant to the Agreement.

The Company's working capital as of September 30, 2000 was $914,135 compared to working capital of $1,416,212 at December 31, 1999. The decrease is primarily due to the increase in cash outflows during the first nine months of fiscal 2000 partially offset by an increase in cash for the placement of debentures of $250,000 in September 2000.

The net receivables were $110,243 at September 30, 2000 compared to $57,603 at December 31, 1999. The net increase of $52,640 is due to additional receivables recorded for sales during the nine months ended September 30, 2000 partially offset by payments on receivables at December 31, 1999.

Inventories at September 30, 2000 were $687,405 and $577,389 at December 31, 1999. The increase of $110,016 or 19 % is primarily due to an increase in finished goods for upcoming shipments and purchases of raw materials for shipments to be made in the fourth quarter of fiscal 2000.

Advances and prepaids were $45,885 at September 30, 2000 compared to $41,895 at December 31, 1999. The increase of $3,990 is primarily due to an increase in short term deferred costs, an increase in prepaid expenses partially offset by a decrease in prepaid offering costs.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that are not expected to move in the coming twelve months.

The days in inventory ratio increased by 75% from 183 at December 31, 1999 to 321 at September 30, 2000. This is due to the increase in finished goods and raw materials inventory for upcoming shipments. The inventory turnover at December 31, 1999 was 2.0 compared with 1.1 at September 30, 2000.

The Company recognized a 16% gross profit during the three months ended September 30, 2000 compared to a 0 % gross profit during the three months ended September 30, 1999 and a 6% gross loss during the nine months ended September 30, 2000 compared to a 9% gross profit for the nine months ended September 30, 1999. The increase in gross profit during the three months ended September 30, 2000 is due to the increase in sales of the custom Air Box product line. The decrease in gross profit during the nine month period ended September 30, 2000 is primarily due to the additional inventory reserve recorded of $83,000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 1999 by the placement of Senior Convertible Notes of $1,500,000. In addition, the Company has also issued $250,000 in Convertible Notes during the three months ended September 30, 2000.

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

The Company had cash outflows of $1,240,200 from operating activities for the nine months ended September 30, 2000 compared to cash outflows of $1,346,314 for the nine months ended September 30, 1999. The change in net outflows of $106,114 from operating activities between the two periods resulted from the increase in inventory of $5,860, the increase in deposits and other assets of $102,917 and the decrease in the net loss from operations after adjustments for non-cash items of $195,261 which were partially offset by the decrease in trade receivables of $2,484, the decease in advances and prepaids of $46,835, the decrease in accounts payable and accrued expenses of $141,379 and the decrease in deferred revenue of $7,226.

Net cash used in investing activities was $97,022 for the nine months ended September 30, 2000 compared to $107,807 for the nine months ended September 30, 1999. The net decrease is due to the reduction in patent expenditures during the first nine months of fiscal 2000, offset by increases in property and equipment.

Cash flows from financing activities were $472,500 during the nine months ended September 30, 2000 compared to $2,392,500 during the nine months ended September 30, 1999. The net decrease is due to the decrease in proceeds from the exercise of warrants of $1,317,500 partially offset by the increase in proceeds from the private placement of $202,500 and the exercise of stock options of $20,000 and the issuance of Convertible Notes of $250,000.

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

In 1991, certain stockholders of the Company entered into an escrow agreement under which a total of approximately 450,000 shares of the Company's common stock were placed in escrow. The shares were entitled to be released from escrow based on the performance of the Company as measured by cash flow (as defined by the agreement) and certain other conditions. Per the agreement, the Company would cancel any shares remaining in escrow at December 31, 1999. The Company's transfer agent cancelled all such shares in January 2000. The shares are included in the number of shares outstanding for prior periods presented but have been excluded from the computation of basic and diluted loss per share for each of the prior periods presented.

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


                                            AIR PACKAGING TECHNOLOGIES, INC.

                                            /s/ Donald Ochacher
                                            --------------------------
                                            Donald Ochacher
                                            Chief Executive Officer

                                            /s/ Janet Maxey
                                            --------------------------
                                            Janet Maxey
                                            Chief Financial Officer


Date: November 14, 2000
     ------------------