Form 10KSB
period 2000-12-31
AIR PACKAGING TECHNOLOGIES INC
filed 2001-04-17
CIK 1085117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

                                  ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             -----------------------
                   For the fiscal year ended December 31, 2000

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


  Securities registered pursuant to section 12(g) of the Act: 11,298,358 common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] yes [ ]no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Revenues for fiscal year ended December 31, 2000:  $ 909,214
                                                   ---------


The aggregate market value of the voting stock held by non-affiliates of the Registration was $13,600,611 as of March 30, 2001.
                 -----------

       Shares of Common Stock Outstanding as of March 31, 2001: 11,298,358

Part I

Item 1.                            BUSINESS
                                   --------

     INTRODUCTION
     ------------

     Air Packaging Technologies, Inc., a Delaware corporation ("APTI") is engaged in the manufacturing, distribution, marketing, and continued development of inflatable, protective packaging for use in shipment of higher end fragile products. It holds worldwide patents on a packaging system which utilizes
chambered   packing  material  which  provides  an  Air  Box(R)  cushion  around shipments. Its Air Box(R) system competes favorably against materials like bubble wrap, urethane foam, etc., in terms of protection, ease of use and storage, for shipment of higher value items throughout the world.

A.   BUSINESS DEVELOPMENT
-------------------------

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

     Puff Pac Ltd., a California Limited Partnership, remains in existence due to ownership by a small minority interest. APTI owns 99.13% of the beneficial interest in Puff Pac Ltd..

     APTI's corporate offices are located at 25620 Rye Canyon Road, Valencia, California 91355; its telephone number is (661) 294-2222; its facsimile number is (661) 294-0947.

     APTI has one wholly owned subsidiary:

          Puff  Pac  Industries  Canada  Inc.  ("Canco"),   a  British  Columbia
          corporation.

B.   BUSINESS
-------------

1.   PRODUCTS
-------------

     APTI manufactures and markets a line of industrial packaging products under the name "Air Box"(R) and two private label brands pursuant to two separate agreements with Minnesota Mining and Manufacturing Company under the names 3M Inflata-Pak(TM) Air Cushion Packaging and 3M (TM)Air Cushion Packaging.

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

     Although not an inexpensive form of packaging, the Air Box(R) provides a cost-effective packaging solution for higher value items and is environmentally superior to conventional packaging. When deflated and disposed of, use of the Air Box reduces the amount of waste by up to 90%, compared with traditional packaging. The packaging is also easily storable in deflated form, greatly reducing warehouse space required to be devoted to package material storage.

     Air Box(R) is reusable, allowing the package to be deflated and reused. The Air Box is designed for companies that have substantial round-trip packaging and shipping requirements.

     APTI has also developed and markets a Static Discharge Shielding (SDS) Air Box(R). This product is designed for electronic products requiring static-discharge protection (i.e., Wafers and Integrated Circuits). The SDS Air Box(R) has two layers of anti-static coated film (inner and outer bags) that dissipate static electricity while the package's air chamber provides full static shielding. This provides one hundred times the protection of traditional static shielding bags, and still provides cushion protection, all in one package.

     The SDS Air Box(R) also meets MIL B81705C Type II and Type III and EIA 541 specifications. The Electronics Industry Association (EIN) puts out the standard which is titled packaging materials standard for Electro-state discharge sensitive items. Motorola and other electronic semiconductor manufacturers are presently using the SDS Air Box(R) for shipment of their wafer and integrated circuits.

     During the first quarter of 2000 APTI introduced a new line of products which will substantially reduce the amount of material while preserving the products protective qualities. The new product, to be called Suspend-A-Pak(TM) will be suitable for the shipment of laptop computers and similar shaped products. APTI has applied for the patent for this new packaging concept, Suspend-A-Pak(TM). The bag is made similar to an inner tube surrounding the item while allowing the 4 corners to protrude through the tube. This in effect lifts and suspends the item giving it excellent protection against drop and vibration damage.

     APTI has adapted the AIR BOX(R) for the promotional market, shipping a variety of products from invitations to Champagne bottles. The transparency of the Air Box(R) lends itself to promotional packaging and, in certain instances, product has been shipped in the Air Box(R) with no exterior packaging. The Company intends to continue to vigorously pursue this market.

     Air Box(R) products are offered in 6 standard sizes and SDS Air Box(R) products are offered in 8 standard sizes.

     Air Box(R) quilting is an additional process developed by the Company which allows the Air Box(R) to take up less space when inflated and to support heavier items for shipping. Air Boxes can accommodate products up to 15 pounds in weight.

     APTI has created the Air Box(R) Shipping Center as a marketing tool. The Center is designed for the miscellaneous shipping needs of small businesses. It is portable, measuring 17"x22"x4", made of corrugated cardboard, and comes with an assortment of one hundred and twenty (120) Air Boxes in eight different sizes and a portable air pump. It offers packaging protection equivalent to a closet full of Styrofoam.

     Conventional packaging requires as much as nine times more material volume than the Air Box(R), which consists of 90 percent air when inflated. Since the Air Boxes are stored flat, storage space requirements are greatly reduced.

     Designed to be reused as often as five times per Air Box(R), deflatable Air Box materials going into a landfill after use represent 45 times less waste material compared with existing materials.

     The see-through film of the Air Box(R) permits instant verification of contents and allows a humidity indicator card to be read without opening the package. In some styles bar codes can also be scanned directly through the Air Box without opening it.

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

     At the point of unpacking in the recipient's plant, Air Boxes are deflated by pulling up the valve stem on the valve allowing air to escape through the center of the valve. When the Air Box is ready for reuse the valve stem will be pushed back down after inflation.


     In summary the Company's Air Box product has the following attributes and advantages:

>       A unique packaging system
>       Patented products
>       Superior drop and vibration protection
>       Transparency
>       ESD protection
>       Custom shapes
>       Custom printing
>       Reusable, Cost effective, Environmentally friendly
>       Suspend-A-Pak is a low cost alternative to traditional packaging



MARKETING
---------

     The Company has identified and has focused upon six key industries which management believes can immediately benefit from its products. These are:

>        Promotional product or event announcements
>        Semiconductor industry and other Static Discharge Shielding (SDS) users
>        Medical
>        Dental
>        In-store display
>        Retail packaging
>        Electronic finished products and product repairs

     The Company has entered into two agreements with Minnesota Mining and Manufacturing Company (3M)pursuant to which the Company will be manufacturing products to be sold under 3M's name. It is anticipated these agreements will account for the majority of Company sales in 2001 with the percentage increasing in future years. As detailed below, the agreement dated February 26, 2001 grants to 3M exclusive worldwide rights to sell and distribute industrial protective packaging after May 1, 2001.

3M AGREEMENT DATED SEPTEMBER 1, 2000 WITH 3M STATIONERY PRODUCTS DIVISION

     Under this agreement which is denominated as a Private Label Purchase Agreement, 3M has been granted the exclusive worldwide rights for the retail market as well as certain other marketing rights. Pursuant to this agreement, the Company is manufacturing five sizes of inflatable protective packaging to be sold at retail under the name 3M Inflata-Pak(TM) Air Cushion Packaging. It is anticipated that this product will be offered for sale in over 15,000 stores throughout the United States in 2001. 3M will be supporting its sales effort with an extensive public relations and advertising campaign.

3M AGREEMENT DATED FEBRUARY 26, 2001 WITH 3M PACKAGING SYSTEMS DIVISION

     Under this agreement which is denominated as a Private label Purchase Agreement, 3M has been granted the exclusive worldwide rights for the industrial protective packaging market commencing May 1, 2001. The industrial protective packaging market is defined in the agreement as "direct or indirect sales to small businesses, industrial customers, and logistics companies for packaging applications, the predominant purpose of which is to protect products and/or manufacturer throughout the logistics and distribution channel to the ultimate destination of the product and product component." The Company shall be entitled to continue to sell to any existing customer in this market and any prospective customer that it was actively soliciting independent of 3M as of May 1, 2001. The Agreement also grants to 3M non-exclusive rights to sell the Company's products in all other markets.


PROMOTIONAL AIR BOX

     The Company is attempting to take advantage of the unique appearance of its Air Box by increasing its efforts to sell the product in the promotional packaging market. By changing the materials, the price of the Air Box can be significantly reduced which allows the Company to compete with traditional forms of packaging. The Company intends to seek strategic alliances with well-established companies in the promotion and business premium industries. The Company will continue to actively pursue opportunities in this market and anticipates that 3M will also actively pursue this market throughout the world pursuant to the above described agreement.

SEMICONDUCTOR AND OTHER SDS USES

     This is an industrial protective packaging market and pursuant to the February 26, 2001 agreement with 3M, as of May 1, 2001, 3M will have the exclusive rights to sell to this market. The Company will be permitted to continue to sell to existing customers and any customers it is actively soliciting as of May 1, 2001.

     The SDS market is principally the semiconductor market. Manufacturers are concerned with the shipment of silicon wafers used to manufacture integrated circuits, and IC's packaged in a Tape and Reel for shipment and further manufacture. This is a worldwide market.

     Management believes its products are the only protective packaging with both static shielding and cushion protection. The Air Box(R) provides superior static shielding, is cost effective, requires less storage space, allows use of primary shipment containers (Empak) (reusing the manufacturer's carrier provides additional cost savings), and is more effective in reducing damage from drops and vibrations.

     The product exceeds all ESD standards, all ISTA and ASTM compression and transportation standards, and has passed all commercial airline altitude tests. The product does not particulate - avoiding wafer contamination. The product is environmentally friendly with 90% less waste going into the landfill after use as compared to other packaging materials. The Company's customers report the Air Box(R) is providing cost savings and freight savings, since there is less shipment weight and the corrugated box is smaller when compared to traditional cushion packaging.

     In a typical application, the two chambers contain air and are sealed together at the edges, with the exception of an open end in which the product is inserted along with a humidity indicator card. An operator applies pressurized air from an inexpensive regulator, supplied by APTI to the bag's nozzle, inflating the bag. The open end is then vacuum-sealed using existing equipment. The resulting product/package construction, consisting of film/air gap/film/product/film/air gap/film, is what gives the package its strong static shielding protection. The air gaps can range anywhere from 1/2 to 1 inch thick, depending on the contents. The film is coated to provide the required static dissapative properties, the polyethylene and nylon both provide enhancing properties to resist puncture and a long shelf life.

     After a variety of tests conducted under several different conditions, independent testing laboratory Fowler Associates confirmed that the combination of the material and the air gaps "provide a very good ESD package for essentially all devices under essentially all conditions." In one test, the package withstood a 20kV discharge while containing integrated circuits that are rated at 150 v maximum.


     Another part of the SDS market is the Photomask market. The Photomask has no efficient nor cost-effective method of shipment, is extremely fragile, is subject to transit damage, and is particularly sensitive to contamination. SDS Air Box(R) can be sealed to eliminate contamination during transit and storage. Prior to the SDS Air Box entering this market, the Photomask manufacturers had no efficient way to ship their fragile Photomasks. They were getting substantial damage during shipping and storage, causing them to use such extremes as packaging them in a five-gallon ammo can with bubble wrap or a full size suitcase lined with polyurethane foam. If the Photomask was extremely fragile, they had to hand carry it to the customer. In all cases, it was substantially more expensive to insure the safety of the Photomask prior to the introduction of the SDS Air Box. APTI has been selling the Photomask Air Box to Photronics for nine months, and recently began selling the SDS Air Box for Photomasks to two other companies. These three companies control 60% of the Photomask market.

     Other  markets  for the SDS Air Box(R)  include  sensitive  parts for wafer
making  machines,   high-end  disc  drives,  quartz  glassware  used  in  making semiconductor wafers, and lightweight surface mount boards, among others.

MEDICAL

     This is an industrial protective packaging market and pursuant to the February 26, 2001 agreement with 3M, as of May 1, 2001, 3M will have the exclusive rights to sell to this market. The Company will be permitted to continue to sell to existing customers and any customers it is actively soliciting as of May 1, 2001.

     The Company has sold a custom designed Air Box to ship living human skin in a Petrie dish from its manufacturer, Organogenises Inc. to hospitals throughout the country. The living skin is sold under the name Apligraf(TM). If Apligraf is subjected to substantial vibration or shock during transportation, it will form a small bubble under the skin and die. Many forms of packaging were tested and the Air Box design is the only FDA-approved method of shipment.

     The Company is also manufacturing a disposable air splint called Pneusplint(TM) for STI Medical products. Pneusplint is a new, adjustable, highly stable and low cost device which can be used to stabilize extremities after injury. It is manufactured in three sizes.

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

IN STORE DISPLAY

     The Company is also utilizing the unique appearance of the Air Box(R) to increase sales of its product to the in store display market in department stores and service establishments. A leading manufacturer of beauty parlor supplies will introduce a new line of products to its beauty salon customers using a custom-designed Air Box(R) set in a metallic base.

     The Company will continue to actively pursue opportunities in this market and anticipates that 3M will also actively pursue the market throughout the world pursuant to the above described agreement.

RETAIL PACKAGING

     The Company is presently working with both packaging design firms and manufacturers to develop a market for the Air Box(R)as a package for products to be sold at retail. The Air Box(R) will serve two functions: to protect the enclosed product and to attract the attention of retail customers. The Company received its first significant order in this market from a packaging design firm in Lisbon, Portugal which used the Air Box(R) as a retail package for the sale of cell phones.

     The Company will continue to actively pursue opportunities in this market and anticipates that 3M will also actively pursue the market throughout the world pursuant to the above described agreement.



SUSPEND-A-PAK

     Suspend-A-Pak, a totally new line of Air Boxes, was introduced in the first quarter of 2000. It is designed to be used as suspension packaging using Air Box technology but utilizing substantially less material. This will allow the Company to compete in high volume, low-end applications and in the transportation of electronic items such as laptop computers.

     This is an industrial packaging market and pursuant to the February 26, 2001 agreement with 3M, as of May 1, 2001, 3M will have the exclusive rights to sell to this market. The Company will be permitted to sell to existing customers and any customers it is actively soliciting as of May 1, 2001.


2.  Methods of Sales
--------------------

     The Company has a Vice President of Sales handling all accounts as well as an inside sales person located in Valencia CA.

     End user sales are at present mainly handled through a variety of packaging distributors throughout the United States. Pursuant to the agreements with 3M described above, 3M is currently the exclusive seller of the Company's products in the retail market under the 3M name and, effective May 1, 2001, 3M will be conducting all of the sales efforts in the industrial protective packaging market worldwide. Company personnel will act in a supporting role in these markets.

     The Company will continue to pursue with its own personnel opportunities in all of those markets for which 3M does not have exclusivity and will seek out appropriate strategic "partners" to aid its sales efforts.


3.   Manufacturing
------------------

     APTI purchases raw materials in the form of custom extruded or laminated webs of thin flexible plastic films which have been printed or coated by outside suppliers. These films are produced to meet the Company's specifications and standards.

     These films are then converted into the Company's various products on the Company's custom designed and computer controlled modular converting machines. These custom bag machines use heat sealing technology to join the multiple layers of plastic film together. The specific sequence of operations and control parameters is proprietary to the Company, and is covered by process patents. The Company currently has two product fabrication converting machines which are capable of producing a total of seven (7) million units per year per shift. The Company is currently operating at two shifts per day.

     The Company fabricates its patented air inflation flat valve using extruded printed thin plastic films which are heat sealed together to form the valve on a custom designed fabrication machine. In the first half of 1998 APTI designed and developed an industrially acceptable push-pull hard valve. Field tests were completed with some of the Company's largest customers. They enthusiastically endorsed the valve. The new push-pull valve eliminates the threat of air escaping through the valve. APTI is using the push-pull valve in all Semiconductor applications and most custom design industrial applications.

     The Company utilizes continuous process quality monitoring of raw material and finished products. Production lot testing and other elements of Total
Quality Management are used to produce a high quality of product, which continues to hold air in all required shipping environments.

     The Company packages its products in boxes for shipment to its many customers and distributors throughout the world. Some of the products are "standard" items and are produced to forecast and warehoused for quick response fulfillment. Most other products are produced only upon specific customer order. On large special orders the Company can provide products with custom printing to the customer's requirements; all other orders are produced and shipped with the Company's standard logo and patent information printing.

4.   Sources and Availability of Raw Material
---------------------------------------------

     The Company has at least two suppliers fully qualified to produce each of the raw material films required for its products and several companies qualified to provide the printing required.

     Basic raw materials required by us from our suppliers, such as Smurfitt Stone, Huntsman and Winpak, are produced and readily available to us. All of the film raw materials used are produced in the millions of tons currently in other industries. The Company has adopted industry standard processes to fabricate its raw materials. As a result, supplies of raw materials are available to the Company from many sources, though the lead-time can be several weeks until receipt of raw materials into the Company plant.

5.   Patents, Trademarks & Licenses
-----------------------------------

     The Company has a combination of products, process and application patents, backed by proprietary and trade secret manufacturing technology. Management believes the patents and trademarks provide a formidable barrier to competition. They include 13 U.S. patents and 1 pending with 2 trademarks and 1 pending, with 13 foreign patents with 2 pending and 1 trademark pending - and further filings continue to protect and strengthen the technology position. The Company is required to pay minor royalties related to certain patents and trademarks, and in prior years had paid royalties on both patents and the trademark "Puff Pac", which trademark is no longer used. Total expense related to these agreements was $ 5,723 in 2000 and $4,324 in 1999. The continuing royalty payment on patents continues for the life of the original patents, and is fixed at 2% of cost of goods sold on an annual basis.


6.   Seasonal Factors
---------------------

     The seasonal factors in the Company's Air Box product are limited, and revolve only around industry slow downs.


7.   Inventory and Other Working Capital Items
----------------------------------------------

     The Company carries a continuing inventory of its Air Box products, based on sales forecasts. The book value of this inventory has been significantly reduced due to the slower than expected sales rate and potential obsolescence or rework necessitated by the Company's continuing product development and improvement. The Company had inventory reserves of $134,000 and $33,000 in 2000 and 1999, respectively.


8.   Principal Customers
------------------------

     One customer, 3M, accounted for 13% of the Company's sales during its fiscal year ended December 31, 2000. During the year ended December 31, 1999, three customers, Motorola (XPEDX), The Air Packaging Company (Europe) Ltd., and C-PAK PTE, LTD (Singapore) accounted for 16%, 17% and 24% of the Company's sales. These companies are not affiliates of APTI.


9.   Firm Backlog
-----------------

     As of December 31, 2000, APTI had $209,000 in backlog orders, which are scheduled to be completed within 90 days. The backlog orders as of December 31, 1999 totaled $97,000. Most orders are non-custom, and are filled and shipped within 14 working days. Custom orders require 6 to 8 weeks to manufacture and ship.

10.  Competition
----------------

     APTI has two distinct types of competitors, one in the standard Air Box(R) market and one in the SDS Air Box(R) market.

     The Standard Air Box(R) competes against traditional cushion packaging such as die cut styrofoam, loose fill, bubble wrap, die cut corrugated, convoluted foam and other forms of packaging. The Company's products are competitively priced with most of these competitors. The Company's Air Box product performs better than all other cushion packaging in transportation tests.

     The second market is the static shielding market. Here, APTI competes against anti-static foam cushion packaging. Most of the Company's competition is multi-step packaging, compared to the one step method offered by SDS Air Box(R). The Company's SDS Air Box(R) is competitively priced, and management expects to increase its share of this market.


11.  Research, Development & Laboratory
---------------------------------------

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

     For the years ended December 31, 2000 and 1999, research and development expenses were $2,300 and $5,419, respectively.


12.  Environmental Factors
--------------------------

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


13.  Employees
--------------

     The Company currently has 73 full-time employees. Twelve of these are in management, sales, product development, or administration positions and 61 are in production/warehousing/shipping operations.

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

     The facility is leased on a long-term lease which expires May 31, 2005, at a current rental of $11,000 per month, plus common area expenses.



Item 3.                       LEGAL PROCEEDINGS
                              -----------------

     A former employee of the Company was seeking a severance payment of $101,500 per terms of his employment agreement, which was voluntarily terminated in November 1998. Mediation was held during April 2000 between the parties and the issue was settled. During May 2000, the Company paid $50,000 in full settlement of the claim. The Company has recognized miscellaneous income of $51,500 during the year ended December 31, 2000 as the difference between the original liability and the settlement amount, and is recorded in "Other income".

     Aside from the above, there is no litigation outstanding, and management is not aware of any potential claims which might be asserted.


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

     No matters were submitted in the fourth quarter of fiscal 2000.




Part II

Item 5.          MARKET PRICE AND DIVIDENDS ON REGISTRANT'S COMMON
                 -------------------------------------------------
                   STOCK EQUITY AND RELATED STOCKHOLDER MATTERS
                   --------------------------------------------


     The Company's Common Stock traded on the Vancouver Stock Exchange in Vancouver, British Columbia, under the symbol "APT" until July 23, 1998. The symbol was changed on September 1, 1992 commensurate with a name change. The closing sales price as of July 22, 1998, the last day traded on the Vancouver Stock Exchange, was $0.14US.

     The Company's Common Stock trades on the NASD Bulletin Board, under the symbol "AIRP". The closing sales price on December 31, 2000 was $0.75.

Set forth below is the high and low bid information in U.S. dollars for the Company's Common Stock for each full quarterly period within the two most recent fiscal years. The information set forth below was obtained from the OTC Bulletin Board and has been retroactively adjusted for a one for 10 reverse stock split which occurred in January 2000. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                           High              Low
Period                     Bid               Bid
----------------           -----            -----


4th Quarter 2000           $1.02            $0.97
3rd Quarter 2000            0.57             0.52
2nd Quarter 2000            0.61             0.56
1st Quarter 2000            0.61             0.55


4th Quarter 1999           $1.20            $1.00
3rd Quarter 1999            1.70             1.70
2nd Quarter 1999            1.70             1.70
1st Quarter 1999            2.60             1.70


     At March 31, 2001 the Company had approximately 567 shareholders of record.

     The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.


RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

                                         Class of        Nature            Amount
                            Amount     Persons  to         of                of            Exemption
Dates    Title             Sold (5)     Whom Sold      Consideration    Consideration       Claimed
-----    -----           ------------  -----------     -------------    -------------     ------------
11/00-   Conv.            1,000,000     6 Offshore         Cash          $1,000,000        4(2), 4(6)
1/01     Notes &                        Accredited                                         RegD and/or
         Warrants (1)                    Investors                                           Reg S


6/16/00  Common              90,000    One Director &      Cash          $   45,000        4(2), 4(6)
         Stock(6)                       1 Offshore                                         RegD and/or
                                        Accredited                                           Reg S
                                         Investor

6/1/00   Common             450,000     1 offshore         Cash          $  225,000        4(2), 4(6)
         Stock &                        Accredited                                         RegD, and/or
         Warrants(3)                     Investor                                            Reg S

5/26/00  Common           3,137,943     6 Offshore       Conversion        (2)             4(2), 4(6)
         Stock(2)                       Accredited        of debt to                       Reg D and/or
                                        Investors          equity                             Reg S

4/28/00  Common             100,000     1 Offshore        Services       $   42,000        4(2), 4(6)
         Stock(4)                       Accredited                                         RegD and/or
                                         Investor                                            RegS

9-10/99  7% Conv.         1,500,000     6 offshore         Cash          $1,500,000        4(2), 4(6)
         Notes (2)                      Accredited                                        RegD, and/or
                                         Investors                                           Reg S

6/11/99  Common             335,000     1 Offshore         Cash          $  502,500         Reg S
         Stock(6)                       Accredited
                                         Investor

4/26/99  Common             160,000     1 Offshore         Cash          $  240,000         Reg S
         Stock(6)                       Accredited
                                         Investor

1/28/99  Common             246,667     1 Offshore         Cash          $  370,000         Rule 504
         Stock(6)                       Accredited                                           and/or
                                         Investor                                            Reg S

1/28/99  Common               3,333     1 Offshore         Cash          $    5,000          Reg S
         Stock(6)                       Accredited
                                         Investor


(1) Each note is convertible into common stock of the Company at $0.40, upon 61 days prior notice, at anytime before January 1, 2004. Each $0.50 warrant is exercisable, upon 61 days written notice, only after conversion of the debenture and only for 9 months after such conversion. Each $0.60 warrant is exercisable, upon 61 days notice, only after the exercise of the $0.50 warrants and only for 9 months after such exercise.

(2) Each note was convertible into common stock at $1.50 per share. On March 24, 2000 the exercise price was temporarily reduced to the then current market price or $0.50 whichever was greater. All of the debt was converted then into 3,000,000 shares of Common Stock. In addition, 137,943 shares were issued to pay accrued interest.

(3) Each warrant provides the right to acquire one share of common stock at $0.50 and has a three year term.

(4) The shares were issued as partial consideration for the signing of an Investment Banking Agreement with the investor and were valued at $0.42 per share, the market price for the Company's common stock at the time of the agreement.

(5) Number of shares reflects the 10 for 1 reverse stock split that became effective January 4, 2000.

(6) Issued in connection with exercise of warrants and options previously placed with offshore investors.


DESCRIPTION OF REGISTRANT'S SECURITIES
--------------------------------------

     The Company has only one type of equity security, Common Stock with par value equal to U.S.$0.01. There are 50,000,000 authorized shares of Common Stock of which 11,298,358 shares were issued/outstanding as of December 31, 2000.

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

     During 2000, the Company issued $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversions if the closing high bid price for the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provisions. In addition, each Convertible Note is part of a unit consisting of the debenture, one $0.50 warrant and one $0.60 warrant allowing the purchase of one share of common stock per warrant at certain times before January 1, 2004, subject to certain conditions.

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


Item 6.            Management's  Discussion and Analysis of Financial
                   --------------------------------------------------
                        Condition and Results of Operation
                        ----------------------------------



1.   Results of Operations
     ---------------------

Year  Ended  December  31,  2000  Compared  to  Year  Ended  December  31,  1999
--------------------------------------------------------------------------------

     Sales for the year ended December 31, 2000 were $909,214 compared to $959,712 for the fiscal year ended December 31, 1999. This represents a decrease of $50,498 or 5% during fiscal 2000. The net decrease is primarily due to the decrease in sales of the Company's Dental Air Box as a result of an order which was not repeated during fiscal 2000 and the decrease in sales of the SDS Air Box which resulted from the loss of a distributor during fiscal 2000. These decreases were partially offset by the increases in custom orders related to increases in sales to 3M and in the promotional market.

     Cost of sales for the year ended December 31, 2000 was $1,148,010 or 126% of sales compared to $1,012,083 or 105% of sales for the year ended December 31, 1999. The Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. Cost of sales at December 31, 2000 includes an additional inventory reserve of $133,000 recorded during fiscal 2000 to reserve for slow moving and obsolete inventory and to record inventory at the lower of cost or market. The Company also had an increase in labor and overhead in the manufacturing process which resulted in additional period costs during fiscal 2000 from the comparable period of the preceding year.

     Selling, general and administrative expenses decreased by $44,923 or 2.5% during fiscal 2000 as compared to fiscal 1999. The net decrease is primarily due to the decreases in consulting fees of approximately $100,000, sales salaries of approximately $85,000 and public company costs of approximately $50,000, partially offset by the increase in investor relations of approximately
$110,000, casual labor of approximately $30,000, sales travel of approximately $30,000 and bad debt expense of approximately $25,000.

     The increases include investor relations which increased as a result of the Company's use of an investor relations firm during fiscal 2000 which began in March 2000 at a monthly fee of $5,000 plus expenses. In addition, the value of the 100,000 shares issued to Givigest pursuant to the terms of the investment banking agreement of $42,000 is being amortized and $31,500 was included as investor relations expense in fiscal 2000. Casual labor has increased as a result of increased usage of temporary agencies for additional individuals working in the quality control, laboratory and administrative departments of the Company. Sales related travel increased during fiscal 2000 from the comparable period of the preceding year as sales activity increased and required sales personnel to visit locations for training. Bad debt expense increased as the Company recorded a reserve in fiscal 2000 of approximately $43,000. The decreases include the decrease in consulting fees during fiscal 2000 caused by the decrease in stock-based consulting expense and a decrease in consulting fees for a restructuring which occurred in fiscal 1999. Sales salaries decreased during fiscal 2000 as an employee in the sales department left the Company at the end of May 1999 and his position was not replaced in 2000. The decrease in public company costs is primarily due to a reduction in stock transactions during fiscal 2000 and to changes in the Company's transfer agent and printer. The changes have reduced the Company's expense for those related items.

     Research and development expenses decreased by $3,119 or 58% during fiscal 2000.

     Interest expense was $1,568,852 for fiscal 2000 as compared to $30,444 for fiscal 1999. The increase is due to the Senior Convertible Notes issued in fiscal 1999 and 2000. Interest expense of approximately $1,010,000 was recorded as a result of the induced conversion which resulted from the reduction in the conversion price of the 7% Senior Convertible Notes issued in 1999. In addition, interest expense of approximately $355,000 was recorded as a result of the beneficial conversion feature on the 8.75% Convertible Notes issued in 2000. Interest expense in 2000 also includes amortization expense relating to the amortization of deferred costs associated with the 7% Convertible Debentures. The costs associated with the raising of the 7% Senior Convertible Notes were being amortized over the life of the notes. The Notes were converted into equity during May 2000 and the associated costs were then fully amortized. The Company did not have a similar transaction during fiscal 1999. The Company recorded interest expense on the 1999 7% Notes of approximately $43,750 during 2000 and interest expense on the 2000 8.75% Notes of approximately $16,750.

     Interest income was $20,262 during fiscal 2000 as compared to $20,900 for fiscal 1999.

     Miscellaneous other income increased approximately $41,000 during the year ended December 31, 2000 from the comparable period of the preceding year. The increase is primarily due to the settlement of a legal proceeding in which the Company recorded miscellaneous other income of $51,500 during fiscal 2000.

     As a result of the aggregate factors discussed above, the Company has incurred a net loss of $3,489,220 or basic and diluted loss per share of $0.36 for the year ended December 31, 2000 compared to a net loss of $1,853,012 or basic and diluted loss per share of $0.25 for the year ended December 31, 1999.


     The Company is currently in a loss carryforward position. The net operating loss carryforward as of December 31, 2000 was approximately $19,700,000 compared to $18,200,000 as of December 31, 1999. The net operating loss carryforward is available to offset future taxable income through 2020. The Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

     As of December 31, 2000, the Company had a deferred tax asset of approximately $7,400,000 which primarily relates to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax assets will be realized.


2.  Liquidity  and  Capital  Resources
    -----------------------------------

     The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

     As of December 31, 2000, the Company's working capital was $695,782 compared to $1,416,212 as of December 31, 1999. The decrease is primarily due to the cash infusion of $1,500,000 from the 7% Convertible Debentures during the last half of fiscal 1999 as compared to the cash infusion of $875,000 from the 8.75% Convertible Debentures issued in the last half of fiscal 2000.

     The net receivables at December 31, 2000 were $182,444 compared to $57,603 at December 31, 1999. At December 31, 2000 one customer accounted for approximately 35% of accounts receivable, compared to three customers who accounted for approximately 84% of accounts receivable at December 31, 1999.

     Net inventory at December 31, 2000 was $480,419 compared to $577,389 at December 31, 1999. The net decrease of $96,970 is primarily due to the increase in the inventory reserve during fiscal 2000.

     Advances and prepaids at December 31, 2000 and December 31, 1999 were $20,491 and $41,895, respectively.

     The Company recognized a negative gross profit of 26% during 2000 compared to a negative gross profit of 5% during 1999. The decrease during fiscal 2000 is due to the increase in labor and overhead in the manufacturing process which resulted in additional period costs, and therefore decreased gross margin, during the year ended December 31, 2000 from the comparable period of the preceding year. The decrease is also attributable to the additional inventory reserve recorded in fiscal 2000 of $133,000 to reserve for slow moving and obsolete inventory and to record inventory at the lower of cost or market. This addition brought the inventory reserve to $134,000 at December 31, 2000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met by the placement in fiscal 1999 of $1,500,000 in 7% Senior Convertible Notes and in fiscal 2000 by the placement of $875,000 in 8.75% Convertible Notes.

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

     The Company had cash outflows of $1,581,668 from operating activities for the 2000 fiscal year compared to cash outflows of $1,465,588 for the 1999 fiscal year. The change in net outflows of $116,080 from operating activities between 2000 and 1999 primarily resulted from the following items. There was an increase in trade receivables of $189,253, an increase in advances and prepaids of $11,835, an increase in deposits of $278, an increase in accounts payable and accrued expenses of $106,727 and an increase in accrued officers salaries of $1,859. The total increases were partially offset by the decrease in inventories of $132,718 combined with the decrease in the net loss from operations after adjustments for non-cash items of $49,389 during fiscal 2000.

     Net cash used in investing activities was $216,759 during the 2000 fiscal year compared to $189,018 during the 1999 fiscal year. The increase is due to an increase in property and equipment expenditures during 2000, partially offset by a reduction in patent expenditures.

     Cash flows from financing activities were $1,023,933 during the 2000 fiscal year compared to $2,678,958 during fiscal 1999. The net decrease of $1,655,025 is due to the decrease in proceeds from the exercise of warrants of $1,304,069 and the decrease in proceeds from the 7% senior convertible notes of $1,500,000 and the increase in costs associated with debt conversion of $9,517. These decreases are partially offset by the increase in proceeds of a private placement of $201,172, the increase in proceeds from the 8.75% convertible notes of $875,000, the increase in net proceeds from the exercise of options of $19,889 and the reduction of deferred costs associated with the placement of the senior convertible debt of $62,500.

     The Company has suffered recurring losses from operations and has an accumulated deficit of ($23,299,212) at December 31, 2000, which raises substantial doubt about its ability to continue as a going concern. The auditor's report includes an explanatory paragraph on the uncertainty of the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results.

     On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Notes into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior the receipt of a notice of conversions, with minimum conversion price of $0.50. The notice of conversion for the temporary reduction was required to be received by April 30, 2000 and included all accrued interest through May 31, 2000. During April 2000, the Company received notices from all debenture holders. As a result, the Company issued 3,137,943 shares of common stock and recorded an expense of $1,009,771 related to the induced conversion that resulted from the reduction in conversion price.

     On March 24, 2000, the Board of Directors also approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. As a result of the temporary reduction in conversion price, the Company received net proceeds of $24,889 for the exercise of 50,000 warrants by a shareholder at an exercise price of $0.50 per share and net proceeds of $19,889 for the exercise of 40,000 stock options at an exercise price of $0.50 per share (net of capital costs). In addition, the Company recorded additional compensation expense of $11,765 related to the reduction in exercise price.

     During 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire on various dates through December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $19,000 in compensation expense for the year ended December 31, 2000, which represents the amount by which the intrinsic value of the variable options at December 31, 2000 exceeded the value of the options on July 1, 2000, or the measurement date. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.

     On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. Pursuant to this agreement, the Company issued 100,000 shares of common stock to Givigest which were valued at fair market value, or $0.42. As a result, the Company recorded a deferred financing cost of $42,000 which is classified as a current asset and being amortized over the term of the agreement and a corresponding credit to additional paid-in capital of $41,779 (net of capital costs). During the year ended December 31, 2000, amortization amounted to $31,200.

         On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement the Company granted 250,000 warrants to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised.


3.  Seasonality and Inflation
    -------------------------

     The  Company's   sales  do  not  appear  to  be  subject  to  any  seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.

4.   New Accounting Pronouncements
     -----------------------------

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options.

Forward Looking Statement
-------------------------

     The above paragraphs and other parts of this Form 10-KSB Annual Report include "Forward Looking Statements". All statements other than statements of historical fact included herein, including any statements with respect to sales forecast, future product acceptance or other future matters, are Forward Looking Statements. Although the Company believes that there is a reasonable basis for the projections reflected in such Forward Looking Statements, it can give no assurance that such expectations will prove to be correct. Certain of the important factors that could cause actual results to differ materially and negatively from the Company's expectations, among others, include a slow down in the trend in sales and orders during the remainder of the year, an inability to obtain sufficient working capital to meet order demand, and/or a worldwide economic slowdown.






Item 7.                       FINANCIAL STATEMENTS
                             ---------------------

                             See Index at (Item 13),
                         Exhibits and Reports on Form 8K


Item 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

         Not applicable.

Part III

Item 9.                 DIRECTORS AND EXECUTIVE OFFICERS
                        --------------------------------

     The names, ages and positions of the directors and executive officers of the Company as of December 31, 2000, are as follows:

Name                       Age        Position                           Since
----                       ---        --------                           -----
Donald Ochacher            63         Chairman, CEO & a Director         06/99
Janet Maxey                38         Chief Financial Officer            07/97
Garry Newman               50         Vice President                     06/97
Elwood C. Trotter          58         Vice President                     04/89
Carl Stadelhofer           47         Director                           11/98
Marco Calmes               53         Director                           05/00


     The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

     Donald Ochacher - President and Chief Executive Officer and Chairman of the Board of Directors of the Company since June 1999. Mr. Ochacher has been a member of the New York bar since 1960 and was engaged in the private practice of law specializing in corporate and tax law until 1973 when he became General Counsel and Chief Financial and Administrative Officer of the Newark Group Ltd., a large privately owned paper company. Since 1985, he has been both an attorney and business consultant and at various times, has served as President of privately owned companies engaged in the paper, hazardous waste, real estate and long distance telephone resale industries, from May 1994 to the present, Mr. Ochacher is president of The 800 Network, Inc. From August 1997 to August 1998, he was chief Financial Officer of Electric Entertainment Corp. Mr. Ochacher graduated from the New York University School of Law in 1960, receiving a LL.B degree and received his B.A degree from Cornell University in 1957.

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

     Elwood  Trotter - Mr.  Trotter has been an  employee  of the Company  since
April 1989 and became Vice President, Special Projects in February 1996. Mr. Trotter attended Simon Fraser University in British Columbia, Canada.

     Carl Stadelhofer - Attorney with Rinderknecht Klein & Stadelhofer in Switzerland since July 1990. Mr. Stadelhofer is a French and Swiss citizen; admitted in Switzerland 1982. Education: Law Schools of Zurich and Berne University (lic.jur1979); Harvard Law School, Massachusetts; Georgetown University, Washington, D.C. Mr. Stadelhofer specializes in banking and financing, mergers and acquisitions, investment funds and international securities transactions.

     Marco Calmes - Since March of 2000, Mr. Calmes has been coordinator of portfolio management at SCF Societa Di Consulenza Finanziaria SA. From 1990 until 2000 he had been employed by Banca Adamas Lugano as a portfolio manager and responsible for the development of institutional clients. He has been in the banking business in Switzerland since 1978. In 1968 he received a Bachelors degree. In 1969 he received a Masters in Business Administration from Michigan State University.




Section 16(a)   Beneficial Ownership Reporting Compliance

The following Officers, Directors or Beneficial Owners of more than ten percent of the Company's outstanding common stock failed to timely file reports required under Section 16(a) of the Exchanges Act during 2000.

                                                              Transactions Not
Name                        Number of Late Filings            Reported Timely

Donald Ochacher                      Two                            Two
Elwood Trotter                       Two                            Two
Garry Newman                         Two                            Two
Janet Maxey                          Two                            Two
Carl Stadelhofer                     One                            One
Marco Calmes                         None                           None




Item 11.                     EXECUTIVE COMPENSATION
                             ----------------------

     The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.




                                        Summary Compensation
                                        --------------------

                        Annual Compensation                   Awards                  Payouts
                ------------------------------------   ----------------------   ---------------------
                                             Other                  Secur-
Name                                         Annual    Restricted   ities                  All Other
and                                          Compen-   Stock        Underlying  LTIP       Compen-
Principal                   Salary    Bonus  sation    Award(s)     Options/    Payouts    sation
Position         Year         ($)      ($)     ($)       ($)        SARs (#)    ($)        ($)
--------        --------    -------   -----  ------    ------       --------    ------     -------
Donald
Ochacher          2000      98,354     n/a      -        -          325,000(2)    -          -
Chairman       (1)1999      42,900     n/a      -        -           40,000       -          -
Of the Bd         1998       n/a       n/a      -        -               -        -          -
& CEO

Elwood            2000     112,592     n/a      -        -          160,000(2)    -          -
Trotter           1999     109,200     n/a      -        -           75,000(3)    -          -
Vice              1998     104,260     n/a      -        -           22,500       -          -
President
Sales &,
Marketing,
Former
Director

--------------------

(1)  Donald Ochacher has been President and CEO of the Company since June 1999.
(2) Includes stock options which were granted in prior years but were cancelled and reissued during fiscal 2000.
(3) Includes stock options which were granted in prior years but were repriced during fiscal 1999.




Options/SAR Grants in Last Fiscal Year
--------------------------------------



                                       Individual
                                       Grants
                                       ------

                        No. Of Sec.    % of Total
                        Underlying     Options/SARs
                        Options/       Granted to      Exercise
                        SARs           Employees       or Base
                        Granted (a)    In Fiscal       Price         Expiration
Name                       (#)         Year            ($/Sh)        Date
----                       ---         ----            ------        ----
Donald Ochacher
Chairman of
The Board
& CEO                    150,000          22%           $0.50         12/31/04
                         150,000          22%           $0.50         08/22/04

                          25,000           4%           $0.50         08/24/04

Elwood Trotter
Vice President
Sales &
Markeing &
Former
Director                  85,000          13%           $0.50         12/31/04

                          75,000          11%           $0.50         08/24/04



(a)  Includes options which were cancelled and re-issued during fiscal 2000.

     Options issued during fiscal 2000 contained vesting terms which include immediate vesting of 50% of the options granted and quarterly vesting for twelve quarters for the balance.

     The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 2000, and the aggregate gains that would have been realized had these options been exercised on December 31, 2000, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 2000. The Company did not issue stock appreciation rights.

Aggregated Option/SAR Exercises
in Last Fiscal Year and
Fiscal Year-End Options/SAR Values

                                                     Number of                Value of Unexercised
                                               Securities Underlying               in-the-Money
                   Shares                           Unexercised                   Options/SARs
                   Acquired     Value            Options/SARs at             at Fiscal Year End(a)
                   on Exercise  Realized            FY-End (#)                         ($)
Name               $            $             Exercisable  Unexercisable    Exercisable   Unexercisable
----               -----------  --------    ----------------------------   --------------------------
Donald Ochacher    -                -            195,832    129,168             48,959    32,291

Elwood Trotter     -                -             40,000        -                 -         -
                   -                -             96,873     63,127             24,219    15,781


(a) Market value of shares covered by in-the-money options on December 31, 2000, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price based on the last trading day in 2000 of $0.75 per share.


     The Company has no Long-Term Incentive Plans and no Awards were made in its Last Fiscal Year.

     In March 2000, the Company cancelled 40,000 stock options issued to Donald Ochacher at an exercise price of $1.50 per share and cancelled 35,000 stock options issued to Elwood Trotter at an exercise price of $1.50 per share. The Company then issued 40,000 and 35,000 stock options to Donald Ochacher and Elwood Trotter, respectively, at an exercise price of $0.50 per share, which represented the fair market value of the Company's stock on the date of grant.







Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth information regarding beneficial ownership as of December 31, 2000, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.


                                                      Beneficial1    Percentage
Officers and Directors                                Ownership      of Class(1)
----------------------                                ---------      -----------

Donald Ochacher, Chairman, CEO and a Director(2)       220,832           1.9%
Elwood C. Trotter, Vice President(3)                   155,649           1.4%
Carl Stadelhofer, Director                             223,333           1.9%
Marco Calmes                                             -0-             0.0%
                                                     ---------       -----------
All current directors and
officers as a group (6 persons)                        718,962           6.0%
                                                     =========       ==========
5% Holders
Schmitt Industries, Inc.                             1,153,058          10.2%

2765 N.W Nicolai Street
Portland OR  97210

1 Assumes that only each person's options have been exercised and no other person's have been exercised for the percentage calculation.

2 Includes 195,832 stock options outstanding and exercisable at 12/31/00. Options issued during fiscal 2000 contained vesting terms which include immediate vesting of 50% of the options granted and quarterly vesting for twelve quarters for the balance.
3 Includes 136,873 stock options outstanding and exercisable at 12/31/00. Options issued during fiscal 2000 contained vesting terms which include immediate vesting of 50% of the options granted and quarterly vesting for twelve quarters for the balance.






Item 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                   ----------------------------------------------

1. A former employee of the Company, who resigned effective June 4, 1999 entered into a one year consulting agreement to provide consulting services at a fee of $5,000 per month. The agreement expired on May 31, 2000. Consulting expense for the years ended December 31, 2000 and 1999 was $25,000 and $35,000, respectively.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


     (a)  Financial Statements

          Reports of Independent Certified Public Accountants

          Consolidated Financial Statements

              Balance Sheet as of December 31, 2000;
              Statements of Operations for the years ended December 31, 2000 and 1999;
              Statements of Stockholders' Equity for the years ended December 31, 2000, and 1999;
              Statements of Cash Flows for the years ended December 31, 2000 and 1999

          Notes to Consolidated Financial Statements

     (b)  Exhibits Required by Item 601 of Regulation SB.

          3(i) Articles of Incorporation, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999

          3(ii)Bylaws,   Incorporated  by  reference  to  exhibits  attached  to
               Amended Form 10 filed July 23, 1999

          4    Instruments  defining  rights  of  security  holders,   including
               indentures.

               None.

          9    Voting Trust Agreement

               None

          10   Material Contracts

               Lease Agreement for plant facilities, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999

               (b)1.Employment  Agreement  with Garvin McMinn,  Incorporated  by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (b)2.Amendment to Employment with Garvin McMinn,  Incorporated by reference to exhibits to Amended Form 10 filed July 23, 1999
               (c)1.Employment  Contract with CFO Janet Maxey,  Incorporated  by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (c)2.Amendment  to  Employment  Contract  with CFO  Janet  Maxey,
                    Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999

               (d)1.Employment  Contract  with Vice  President  Elwood  Trotter,
                    Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (d)2.Amendment to Employment  Contract with Vice President Elwood
                    Trotter, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (e) Form of Option Certificate delivered to certain Key Employees in connection with the Grant of Individual Options to said Employees, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (f) Patent Royalty Agreement between Puff Pac, Ltd. (the Company's predecessor), and Puff Pac People, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (g) Escrow Agreement, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (h) 1999 Non-Qualified Key Man Stock Option Plan, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (i) 1999 Investment Banking Agreement, Incorporated by reference to Form 10K exhibits filed April 14, 2000
               (j) 2000 Investment Banking Agreement, Incorporated by reference to Form 10K exhibits filed April 14, 2000
               (k)  2001 Investment Banking Agreement
               (l)  3M Agreement with 3M Stationery Products Division
               (m)  3M Agreement with 3M Packaging Systems Division

          21   Subsidiaries of the Registrant

                           Name                               Domicile
                           Puff Pac Industries
                           (Canada) Inc. (inactive)           Canada

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AIR PACKAGING
                                          TECHNOLOGIES, INC.

                                          /s/ Donald Ochacher
                                          -----------------------------
                                          Donald Ochacher
Date:  4/16/01                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date
---------                               -----                          ----
                                  Chairman of the Board,
                                  Director, and
/s/ Donald Ochacher               Chief Executive Officer             4/16/01
---------------------------
Donald Ochacher


/s/ Janet Maxey                   Chief Financial Officer             4/16/01
---------------------------
Janet Maxey


/s/ Carl Stadelhofer              Director                            4/16/01
---------------------------
Carl Stadelhofer

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                                    Contents



Report of Independent Certified Public Accountants                           F-1


Consolidated financial statements

  Balance Sheet as of December 31, 2000                                      F-2

  Statements of Operations for the years ended December 31, 2000 and 1999    F-3

  Statements of Stockholders' Equity for the years ended
       December 31, 2000 and 1999                                            F-4

  Statements of Cash Flows for the years ended December 31, 2000 and 1999    F-5


Notes to Consolidated Financial Statements                                   F-6

               Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
Air Packaging Technologies, Inc.
Valencia, California


We have audited the accompanying consolidated balance sheet of Air Packaging Technologies, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Packaging Technologies, Inc. and Subsidiary at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

                                                            /s/ BDO Seidman, LLP

Los Angeles, California
March 13, 2001, except for Note 13 as to which the date is March 22, 2001

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                                        2000
                                                                   ------------

Assets (Note 8)

Current assets
   Cash and cash equivalents                                       $    375,657
   Trade receivables, net of allowance for doubtful
     accounts of $53,000 (Note 12)                                      182,444
   Inventories, net (Note 4)                                            480,419
   Advances and prepaids                                                 20,491
                                                                   ------------

Total current assets                                                  1,059,011

Property and equipment, net (Note 5)                                    660,204

Intangible assets, net (Note 6)                                         211,792

Deferred financing costs, net of accumulated
   amortization of $64,773 (Notes 8 and 9)                              107,188

Deposits                                                                 60,378
                                                                   ------------

Total assets                                                       $  2,098,573
                                                                   =============

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                $    261,435
   Accrued expenses                                                     101,794
                                                                   ------------

Total current liabilities                                               363,229
                                                                   ------------

Long term liabilities
   Convertible notes, net of discount of
     $364,031 (Note 8)                                                  510,969
                                                                   ------------

Total liabilities                                                       874,198
                                                                   ------------

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity (Notes 8 and 9)
   Common stock, $.01 par value, 50,000,000 shares
     authorized; 11,298,358 shares issued and outstanding               112,984
   Additional paid-in capital                                        24,410,603
   Accumulated deficit                                              (23,299,212)
                                                                   ------------

Total stockholders' equity                                            1,224,375
                                                                   ------------

Total liabilities and stockholders' equity                         $  2,098,573
                                                                   =============



                    See accompanying notes to consolidated financial statements.



                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Years ended December 31,
                                                       --------------------------
                                                           2000            1999
                                                       -----------    -----------

Net sales (Note 12)                                    $   909,214    $   959,712

Cost of sales                                            1,148,010      1,012,083
                                                       -----------    -----------

Gross loss                                                (238,796)       (52,371)
                                                       -----------    -----------

Operating expenses
   Selling, general and administrative                   1,752,205      1,797,128
   Research and development                                  2,300          5,419
                                                       -----------    -----------

Total operating expenses                                 1,754,505      1,802,547
                                                       -----------    -----------

Loss from operations                                    (1,993,301)    (1,854,918)
                                                       -----------    -----------

Other income (expense)
   Interest expense (Note 8)                            (1,568,852)       (30,444)
   Interest income                                          20,262         20,900
   Other income                                             52,671         11,450
                                                       -----------    -----------

Total other income (expense)                            (1,495,919)         1,906
                                                       -----------    -----------

Net loss
                                                       $(3,489,220)   $(1,853,012)
                                                       ===========    ===========

Loss per common share - basic and diluted
                                                       $      (.36)   $      (.25)
                                                       ============   ===========

Weighted average number of common shares outstanding
   Basic and diluted                                     9,771,632      7,249,585
                                                       ============   ===========



                       See accompanying notes to consolidated financial statements.



                                                  AIR PACKAGING TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               Common Stock            Additional                          Total
                                                       ---------------------------      Paid-In       Accumulated     Stockholders'
                                                         Shares          Amount         Capital         Deficit          Equity
                                                       ------------    -----------   -------------  --------------  --------------

Balance, January 1, 1999                                 7,071,408   $     70,714    $ 19,420,979   $ (17,956,980)  $   1,534,713

Exercise of warrants (Note 9)                              895,000          8,950       1,320,008               -       1,328,958
Stock-based compensation for options issued (Note 9)             -              -          32,750               -          32,750
Revaluation of options (Note 9)                                  -              -          16,050               -          16,050
Net loss                                                         -              -               -      (1,853,012)      (1,853,012)
                                                       ------------    -----------   -------------  --------------  --------------

Balance, December 31, 1999                               7,966,408         79,664      20,789,787      (19,809,992)     1,059,459

Cancellation of escrow shares (Note 9)                    (445,993)        (4,460)          4,460               -               -
Net cash proceeds from private placements (Note 9)         450,000          4,500         196,672               -         201,172
Conversion of 7% senior debentures (Notes 8 and 9)       3,137,943         31,380       2,543,052               -       2,574,432
Exercise of options (Note 9)                                40,000            400          19,489               -          19,889
Exercise of warrants (Note 9)                               50,000            500          36,154               -          36,654
Issuance of common stock for services (Note 9)             100,000          1,000          40,779               -          41,779
Issuance of warrants for services (Note 9)                       -              -          42,460               -          42,460
Stock-based compensation related to re-priced options
     (Note 9)                                                    -              -          19,000               -          19,000
Beneficial conversion feature of 8.75% convertible
     notes (Note 8)                                              -              -         718,750               -         718,750
Net loss                                                         -              -               -       (3,489,220)     (3,489,220)
                                                       ------------    -----------   -------------  --------------  --------------

Balance, December 31, 2000                               11,298,358   $    112,984    $ 24,410,603   $ (23,299,212)  $   1,224,375
                                                       ============    ===========   =============  ==============  ==============




                                                                        See accompanying notes to consolidated financial statements.

                                                                                                                                 F-4


                             AIR PACKAGING TECHNOLOGIES, INC.
                                    AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


Increase (decrease) in cash and cash equivalents
                                                                        Years ended December 31,
                                                                   ------------------------------
                                                                       2000             1999
                                                                   -------------    -------------
Cash flows from operating activities

   Net loss                                                        $ (3,489,220}    $ (1,853,012)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                      288,327          289,521
     Provision for doubtful accounts                                     42,663           17,500
     Inventory reserve                                                  133,000                -
     Stock-based compensation                                            19,000           48,800
     Interest expense associated with debt conversion price
       reduction                                                      1,009,771                -
     Non-cash interest expense related to 8.75% convertible
       notes                                                            354,719                -
     Non-cash financing and interest expense                            204,355           10,417
     Expense on revaluation of warrants                                  11,765                -
     Increase (decrease) from changes in:
       Trade receivables                                               (167,504)          21,749
       Inventories                                                      (36,028)        (168,746)
       Advances and prepaids                                             21,404           33,239
       Deposits                                                            (278)               -
       Accounts payable and accrued liabilities                          26,358          133,085
       Accrued officers' salaries                                             -            1,859
                                                                   -------------    -------------

Net cash used in operating activities                                (1,581,668)      (1,465,588)
                                                                   -------------    -------------

Cash flows from investing activities
   Purchases of property and equipment                                 (180,904)        (129,126)
   Patent expenditures                                                  (35,855)         (59,892)
                                                                   -------------    -------------

Net cash used in investing activities                                  (216,759)        (189,018)
                                                                   -------------    -------------

Cash flows from financing activities
   Net proceeds from private placements, net of $48,828
     capital costs                                                      201,172                -
   Net proceeds from exercise of warrants, net of $111
     capital costs                                                       24,889        1,328,958
   Net proceeds from exercise of options, net of $111 capital
     costs                                                               19,889                -
   Payments of deferred loan costs                                      (87,500)        (150,000)
   Proceeds from 7% senior convertible debentures                             -        1,500,000
   Proceeds from 8.75% convertible notes                                875,000                -
   Costs associated with debt conversion                                 (9,517)               -
                                                                   -------------    -------------

Net cash provided by financing activities                             1,023,933        2,678,958
                                                                   -------------    -------------

Net increase (decrease) in cash                                        (774,494)       1,024,352

Cash, at beginning of year                                            1,150,151          125,799
                                                                   -------------    -------------

Cash, at end of year                                               $    375,657     $  1,150,151
                                                                   =============    =============


                                      See accompanying notes to consolidated financial statements.

                                                                                              F-5

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental disclosure of cash flow information

The Company paid interest in the amount of $0 and $237 during 2000 and 1999, respectively. The Company paid income taxes in the amount of $800 and $800 during 2000 and 1999, respectively.

During  the  year  ended  December  31,  1999,  the  Company   recorded  $22,750
representing stock-based compensation in conjunction with stock options granted to nonemployees (see Note 9).

During 1999, the Company's board of directors repriced 435,000 outstanding options to their fair value. As a result, stock-based compensation of $16,050 was recorded during the year ended December 31, 1999 for options held by non employees (see Note 9).

During the year ended December 31, 1999, the Company recorded stock-based compensation of $10,000 related to employee options. This amount represents the excess fair market price of the Company' stock at the date of grant over the exercise price (see Note 9).

During 2000, the Company repriced 100,000 stock options outstanding to various employees, which are subject to variable plan accounting. As a result, the Company recorded $19,000 in compensation expense for the year ended December 31, 2000, which represents the appreciation in stock price from the date on which variable plan accounting went into effect (see Note 9).

In January 2000, the Company released 445,993 shares of common stock from escrow (see Note 9).

The Company  issued  500,000  warrants  in partial  consideration  for  services rendered under an investment banking agreement, and recorded total deferred financing cost of $42,460 at December 31, 2000, of which $29,105 was amortized during the year. Under the same agreement, the Company issued 100,000 shares of common stock and recorded a deferred financing cost of approximately $42,000 that is being amortized over the term of the agreement (see Note 9).

During 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debentures, which resulted in an induced conversion of $1,500,000 Debentures and accrued interest of approximately $74,000 into 3,137,943 shares of common stock. As a result, the Company recorded an expense of $1,009,771 relating to the induced conversion feature (see Note 8).

During 2000, the Company recorded a discount of $718,750 relating to a beneficial conversion feature on $875,000 of 8.75% Convertible Notes. (See Note 8.)






                    See accompanying notes to consolidated financial statements.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF OPERATIONS

Air Packaging Technologies, Inc. and Subsidiary (the "Company") develops, manufactures and distributes inflatable commercial packaging systems. The Company's sales of the Air Box are primarily to companies producing Silicon wafers and computer chips in California, Arizona, Oregon, Colorado and Texas in the United States, Denmark and the U.K. in Europe, and Singapore in Asia. APTI has adapted the Air Box for the promotional market. The Company has entered into two agreements with Minnesota Mining and Manufacturing Company (3M) pursuant to which the Company will be manufacturing products to be sold under 3M's name. The Company was incorporated in the State of Delaware on November 9, 1989.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

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

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The estimated fair values for financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 2000 as a result of their short term nature, or due to the interest rates approximating the Company's effective borrowing rates.

At December 31, 2000, the fair value of the Senior Convertible Notes, is estimated to be approximately $529,000 based on the quoted market prices using an interest rate of 12%.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock, but does not include the impact of these dilutive securities that would be antidilutive. During the two years ended December 31, 2000, these securities were antidilutive and thus, were excluded from the computation of diluted loss per share. All prior period weighted average and per share information had no effect on the amounts presented in accordance with SFAS 128.

At December 31, 2000, there were outstanding options and warrants to purchase 2,322,500 common shares and convertible debt securities that were convertible into 2,187,500 common shares, which were not included in the computation of diluted loss per common share because the effect would be antidilutive. At December 31, 1999, 575,000 outstanding options and warrants were excluded from the computation of diluted loss per common share.

During 1999, the Company had 445,993 shares in escrow included in the number of shares outstanding which were excluded from the computation of basic and diluted loss per share for the year ended 1999 as the necessary conditions for their release had not been satisfied (see Note 9).

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 2000 and 1999.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segments of an Enterprise

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate. At December 31, 2000 and 1999, the Company did not report any segment information as operations and business activity are considered one unit. Adoption of SFAS 131 did not have an impact on the Company's financial position, results of operations and cash flows. Adoption of SFAS 131 resulted in expanded disclosures for the year and all prior periods. See Note 12.

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

New Accounting Pronouncements

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options (see Note 9).

Reclassifications

Certain reclassifications have been made to the prior year statements to conform to the 1999 presentation. Such reclassifications had no effect on the previously reported net loss.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its losses during the past two years, ($3,489,220) and ($1,853,012) in 2000 and 1999 and an accumulated deficit of ($23,299,212) at December 31, 2000.

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

NOTE 4--INVENTORIES

Inventories consist of the following at:

                                                                December 31,
                                                                    2000
                                                               --------------

Raw materials                                                  $     369,351
Work-in-process                                                       13,916
Finished goods                                                        97,152
                                                               --------------

                                                               $     480,419
                                                               ==============

The above balance is presented net of total inventory reserves of approximately $134,400 in 2000.

NOTE 5--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               December 31,
                                                                   2000
                                                               --------------

Manufacturing equipment                                        $   1,867,140
Dies and molds                                                       189,567
Computer equipment                                                   107,876
Quality control lab                                                  102,630
Office equipment                                                     114,096
                                                               --------------

                                                                   2,381,309

Less accumulated depreciation                                     (1,721,105)
                                                               --------------

                                                               $     660,204
                                                               ==============

Depreciation and amortization expense for property and equipment charged to operations for the years ended December 31, 2000 and 1999 was $234,886 and $225,397, respectively.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                                                December 31,
                                                                    1999
                                                             ----------------

Patents                                                      $       747,400
Trademarks                                                             3,647
Rights to patent and trademark royalties                              90,146
                                                             ----------------

                                                                     841,193

Less accumulated amortization                                       (629,401)
                                                             ----------------

                                                             $       211,792
                                                             ================

Amortization expense for intangible assets charged to operations for the years ended December 31, 2000 and 1999 was $53,441 and $64,124, respectively.

NOTE 7--RELATED PARTY TRANSACTIONS

A former employee of the Company, who resigned effective June 4, 1999 entered into a one year consulting agreement to provide consulting services at a fee of $5,000 per month. The agreement expired on May 31, 2000. Consulting expense for the years ended December 31, 2000 and 1999 was $25,000 and $35,000, respectively.

NOTE 8--7% SENIOR CONVERTIBLE DEBENTURES AND 8.75% CONVERTIBLE NOTES

During the year ended December 31, 1999, the Company issued $1,500,000 in 7% Senior Convertible Debentures with interest payable annually on June 30 at 7% per annum. The Senior Convertible Debentures are unsecured and due on September 30, 2003. At the option of the holder, the holder may convert the principal amount of such Debentures at any time before September 30, 2003, into shares of common stock. The conversion price was equal to or greater than the fair value of the stock on the date the Senior Convertible Debentures were issued.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Debentures into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $.50. The notice of conversion for the temporary reduction was required to be received by April 30, 2000 and included all accrued interest through May 31, 2000. During April 2000, the Company received notices of conversion from all of the debenture holders. As a result, the Company issued 3,137,943 shares of common stock and recorded an expense of $1,009,771 related to the induced conversion that resulted from the reduction in conversion price (see Note 9).

In conjunction with these Notes, the Company paid a finder's fee of $150,000 and other financing costs, of which $10,417 was amortized during 1999. Due to the conversion of the Debentures, the remaining portion, or $139,583, was fully amortized by December 31, 2000.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--7% SENIOR CONVERTIBLE DEBENTURES AND 8.75% CONVERTIBLE NOTES (Continued)

During 2000, the Company issued $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The conversion price shall be the lesser of $0.40 per share or a 20% discount to the closing high bid price on the date of conversions if the closing high bid price for the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provisions. In addition, each Convertible Note is part of a unit consisting of the debenture, one $0.50 warrant and one $0.60 warrant allowing the purchase of one share of common stock per warrant at certain times before January 1, 2004, subject to certain conditions (see Note 9).

As a result of the beneficial conversion feature related to the 20% discount on conversion price, the Company recorded a discount on the Notes of $718,750, of which $354,719 was recognized as interest expense during 2000. The remaining unamortized discount is being amortized over the life of the Notes.

In connection with these Notes, the Company paid a finder's fee of $87,500 which is being amortized over the life of the Notes, of which $21,875 has been recorded as a current asset. At December 31, 2000, amortization amounted to $4,167.

NOTE 9--STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 1999, 895,000 warrants were exercised resulting in proceeds of $1,328,958.

In connection with the reverse stock split discussed below, the Company amended its Articles of Incorporation to reduce the authorized common shares from 100,000,000 at $0.001 par value to 50,000,000 at $0.01 par value.

Pursuant to a one-year investment banking agreement dated March 27, 2000 with Givigest Fiduciaria SA ("Givigest") to raise capital, the Company issued 100,000 shares of common stock to Givigest which were valued at fair market value, or $0.42. As a result, the Company recorded a deferred financing cost of $42,000 which is classified as a current asset and being amortized over the term of the agreement and a corresponding credit to additional paid-in capital of $41,779 (net of capital costs). During the year ended December 31, 2000, amortization amounted to $31,500.

On March 24, 2000, the Board of Directors approved a temporary reduction in the exercise price of all warrants and options outstanding. The exercise price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $.50. As a result of the temporary reduction in conversion price, the Company received net proceeds of $24,889 for the exercise of 50,000 warrants by a shareholder at an exercise price of $0.50 per share, and net proceeds of $19,889 for the exercise of 40,000 stock options at an exercise price of $0.50 per share (net of capital costs). In addition, the Company recorded additional compensation expense of $11,765 related to the reduction in exercise price.

In May 2000, the Company completed a private placement for 450,000 shares and received net proceeds of approximately $201,000 after expenses.

During 2000, the Company issued a total of 3,137,943 common shares as a result of converting $1,500,000 of 7% Senior Convertible Debentures and related accrued interest amounting to approximately $74,000. In addition, the Company recorded an expense of $1,009,771 related to the beneficial conversion feature that resulted from the reduction in conversion price (see Note 8).

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--STOCKHOLDERS' EQUITY (Continued)

Escrow Agreement

In 1991, certain stockholders of the Company entered into an escrow agreement under which 445,993 shares of the Company's common stock were placed in escrow. The shares were entitled to be released from escrow based on the performance of the Company as measured by cash flow (as defined by the agreement) and certain other conditions. While the shares were in escrow, the stockholders waived their rights to receive dividends or participate in the distribution of assets upon a winding up of the Company. Per the agreement, any shares remaining in escrow at December 31, 1999 would be canceled by the Company. The shares were cancelled by the Company's Transfer Agent in January 2000. These shares are included in the number of shares outstanding during the year ended 1999, but were excluded from the computation of basic and diluted loss per share.

Stock Split

In January 2000, the Board of Directors declared a one-to-ten reverse stock split. All share related data in the consolidated financial statements reflect the stock split for all periods presented.

Stock Options

The Company has issued options to purchase common stock to certain officers, employees and others under various stock option plans for services performed and to be performed. Some options require continued employment.

During 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire on various dates through December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $19,000 in compensation expense for the year ended December 31, 2000, which represents the amount by which the intrinsic value of the variable options at December 31, 2000 exceeded the value of the options on July 1, 2000, or the measurement date. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options in accordance with APB 25.

During 1999, the Company's board of directors repriced 435,000 outstanding stock options based on the fair value of the stock, and amended the exercise price to $1.50 per share. Of the 435,000 options, 320,000 options were to employees and 115,000 options were to non-employees. As a result, the Company recorded stock-based compensation of $16,050 for the options held by non-employees, calculated based on the Black Scholes option-pricing model. The employee options were subject to variable plan accounting beginning on July 1, 2000. During 2000, no compensation expense was recorded because the stock price at December 31, 2000 did not exceed the measurement price, which is the exercise price on the date on which the variable plan accounting went into effect.

During the year ended December 31, 1999, the Company recorded $22,750 related to
stock-based   compensation   in  conjunction   with  stock  options  granted  to
non-employees.

During the year ended December 31, 1999, the Company recorded stock-based compensation of $10,000 related to employee options. This amount represents the excess fair market price of the Company' stock at the date of grant over the exercise price.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--STOCKHOLDERS' EQUITY (Continued)

Warrants

Pursuant to the investment banking agreement with Givigest, the Company granted a total of 500,000 warrants to purchase common stock, exercisable at $0.50 per share for three years. As a result, the Company recorded additional financing expense of $42,460 to be amortized over the term of the agreement, of which $29,105 was recognized during 2000.

In May 2000, the Company issued 450,000 shares of common stock through a private placement. Each share issued had attached a warrant to purchase one additional share of common stock at $0.50 for a three-year term.

On August 8, 2000, the Company entered into a product purchase agreement (the "Agreement") with Minnesota Mining and Manufacturing ("3M") under which the Company has agreed, among other things, to sell certain products to 3M on a worldwide exclusive basis. The Agreement is of an indefinite duration. Pursuant to the Agreement, 3M has been granted under certain circumstances a right of first refusal to purchase the Company and has also been granted four warrants, each of which entitles 3M to purchase 560,000 shares of the Company's Common Stock. The first of the four warrants is exercisable immediately at $0.55 per share until February 10, 2003. The value of these warrants, which were calculated based on the Black-Scholes model, has been reflected in the consolidated financial statements. The remaining three warrants will vest upon the attainment of certain sales levels by the Company to 3M and will be at market price when such levels are reached and will be exercisable for two and one half years from the vesting date. The warrants that are contingent upon future events have been excluded from the option and warrant tables below.

Also excluded from the following tables are 875,000 warrants exercisable at $0.50 per share and 875,000 warrants exercisable at $0.60 per share, which are non-detachable and issued as part of a unit in connection with $875,000 of 8.75% Convertible Notes issued during 2000 (see Note 8). The $0.50 warrants are exercisable upon conversion of the note and expire nine months thereafter. The $0.60 warrants become exercisable upon exercise of the $0.50 warrants and expire nine months following that date.

Option and warrant activity is as follows:

                                            Stock Options                       Warrants
                                     -----------------------------    -----------------------------
                                     Number of         Weighted        Number of        Weighted
                                                       Average                          Average
                                                       Exercise                         Exercise
                                       Shares           Price           Shares           Price
                                     -----------     -------------    ------------    -------------

Outstanding at January 1, 1999          387,000      $       1.90       1,828,754     $       1.50
    Granted                             570,000              1.50               -                -
    Exercised                                 -                 -        (895,000)            1.50
    Expired/canceled                   (522,000)             2.00        (793,754)            1.50
                                     -----------     -------------    ------------    -------------

Outstanding at December 31, 1999        435,000              1.50         140,000             1.50
    Granted                             675,000              0.50       1,510,000             0.52
    Exercised                           (40,000)             0.50         (50,000)            0.50
    Expired/canceled                   (257,500)             1.50         (90,000)            1.50
                                     -----------     -------------    ------------    -------------

Outstanding at December 31, 2000        812,500      $       0.67       1,510,000     $       0.52
                                     ===========     =============    ============    =============

Exercisable at December 31, 2000        559,375      $       0.75       1,510,000     $       0.52
                                     ===========     =============    ============    =============


                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--STOCKHOLDERS' EQUITY (Continued)

Information relating to stock options and warrants at December 31, 2000 summarized by exercise price are as follows:

                                         Outstanding                         Exercisable
                           -----------------------------------------   -------------------------
                                              Weighted Average             Weighted Average
                                          --------------------------   -------------------------
                                             Life         Exercise                    Exercise
Exercise Price Per Share     Shares        (Months)        Price         Shares         Price
------------------------   -----------    -----------    -----------   ------------   ----------
Stock Options:

     $0.50                    675,000           46.2      $    0.50        421,875    $    0.50
     $1.50                    137,500           29.8           1.50        137,500         1.50
                           -----------    -----------    -----------   ------------   ----------

                              812,500           43.4      $    0.67        559,375    $    0.75
                           ===========    ===========    ===========   ============   ==========

Warrants:

     $0.50                    950,000           28.5      $    0.50        950,000    $    0.50
     $0.55                    560,000           25.0           0.55        560,000         0.55
                           -----------    -----------    -----------   ------------   ----------

                            1,510,000           27.2      $    0.52      1,510,000    $    0.52
                           ===========    ===========    ===========   ============   ==========

Pro Forma Information

In accordance with SFAS 123 and as described in Note 2, the Company continues to account for stock-based compensation utilizing the intrinsic value method prescribed by APB 25. Had compensation cost for stock options issued to employees been determined based on the fair value at grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts presented below:

                                                                 December 31,
                                                         -----------------------------
                                                            2000              1999
                                                         ------------     ------------
Net loss, as reported                                    $(3,489,220)     $(1,853,012)

Net loss, pro forma                                       (3,552,060)      (1,935,285)

Loss per common share - basic and diluted, as reported   $      (.36)     $      (.25)

Loss per common share - basic and diluted, pro forma     $      (.36)     $      (.27)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 23% and 27% in 2000 and 1999, respectively, an expected life of four and a half and five and a half years in 2000 and 1999, respectively, no dividends would be declared during the expected term of the options, risk-free interest rate of 6.30% and 5.81% for 2000 and 1999, respectively.

The weighted average fair value of stock options granted to employees during 2000 and 1999 was $0.15 and $0.06, respectively.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10--INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109. At December 31, 2000, the Company has a net operating loss carryforward (NOL) of approximately $19,700,000 for federal tax purposes. At December 31, 2000, the Company has a deferred tax asset of approximately $7,400,000, which primarily relates to net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The NOLs expire as follows:

   Year ending December 31,                             Amount
   -------------------------                        -------------
          2007                                       $  5,400,000
          2008                                          2,000,000
          2009                                          2,300,000
          2010                                          1,400,000
          2011                                          1,700,000
          2012                                          2,200,000
          2018                                          1,400,000
          2019                                          1,600,000
          2020                                          1,700,000
                                                     -------------

          Total                                      $ 19,700,000
                                                     =============

The Company also has state net operating loss carryforwards of approximately $10,100,000 available to offset future taxable income for state tax purposes that expire at various dates through 2010. The Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Lease Commitments

Minimum lease commitments under noncancelable operating lease agreements are as follows:

   Year ending December 31,                            Amount
  --------------------------                       -------------
         2001                                      $     137,972
         2002                                            138,047
         2003                                            138,047
         2004                                            135,916
         2005                                             57,938
                                                    -------------

         Total                                     $     607,920
                                                    =============

Rent expense was $147,494 and $151,131 for the years ended December 31, 2000 and 1999, respectively.

Royalty Agreements

The Company is required to pay royalties related to certain patents and trademarks. Total expense related to these agreements was $5,723 in 2000 and $4,324 in 1999.

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11--COMMITMENTS AND CONTINGENCIES (Continued)

Product Purchase Agreements

Effective September 1, 2000, the Company entered into a product purchase agreement with 3M under which the Company granted to 3M the right to sell and distribute certain products in the retail market on a worldwide exclusive basis, exclusive rights in all markets in Japan, and the non-exclusive right to distribute and sell in all other markets. Pursuant to the agreement, 3M has been granted under certain circumstances a right of first refusal to purchase the Company and has also been granted four warrants, each of which entitles 3M to purchase 560,000 shares of the Company's common stock. The first of the four warrants is exercisable upon execution of the agreement for two and one half years. The remaining three warrants will vest upon attainment of certain sales levels by the Company to 3M (see Note 9). In February 2001, the parties entered into another agreement, effective May 1, 2001, by which 3M was granted exclusive rights to sell and distribute certain products in the industrial protective packaging market and non-exclusive rights for all other markets. Sales of product to 3M under both agreements will be counted toward the sales levels required in order for the remaining three warrants to vest. Both agreements are of indefinite duration.

Legal Proceedings

A former employee of the Company was seeking a severance payment of $101,500 per terms of his employment agreement, which was voluntarily terminated in November 1998. The Company had established a liability for the entire amount. Mediation was held during April 2000 between the parties and the issue was settled. During May 2000, the Company paid $50,000 in full settlement of the claim. The Company recognized other income of $51,500 during the year ended December 31, 2000 as the difference between the original liability and the settlement amount.

NOTE 12--SIGNIFICANT CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES

The Company operates primarily in one industry segment: developing, manufacturing and distributing of inflatable commercial packaging systems. The Company's sales are primarily to companies producing Silicon wafers and computer chips in California, Arizona, Oregon, Colorado and Texas in the United States, Denmark and the U.K. in Europe, and Singapore in Asia.

Foreign sales are summarized by geographic areas as follows:

For the year December 31,                         2000           1999
--------------------------                     ------------   ------------

Europe                                         $   137,822    $   165,691
Asia                                                38,481        230,050
Other                                               17,719              -
                                               ------------   ------------

Total foreign sales                            $   194,022    $   395,741
                                               ============   ============

                        AIR PACKAGING TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12--SIGNIFICANT CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES (Continued)

The Company had one customer who accounted for approximately 13% of net sales in 2000 and three customers who accounted for 16%, 17% and 24% of net sales in 1999.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At December 31, 2000, approximately $83,000 or 35% of the Company's accounts receivable was due from one customer.

NOTE 13--SUBSEQUENT EVENTS

In January 2001, the Company issued an additional $125,000 of Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum (see Note 10).

On March 14, 2001, the Company issued a promissory note for $125,000 bearing interest at 7% per annum and maturing on March 31, 2004. The note is unsecured and is callable by either the Company or the note holder upon thirty days' written notice.

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurances that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised.