Form 10QSB
period 2001-03-31
AIR PACKAGING TECHNOLOGIES INC
filed 2001-05-15
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2001, there were 11,298,358 shares of common stock outstanding.

                         AIR PACKAGING TECHNOLOGIES, INC

                                TABLE OF CONTENTS
                                -----------------

PART 1 - FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - March 31, 2001 and December 31, 2000        1

                  Statements of Operations - Three months ended
                  March 31, 2001 and 2000                                      2

                  Statements of Cash Flows - Three months ended
                  March 31, 2001 and 2000                                      3

                  Notes to Financial Statements                                4

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

Part II - OTHER INFORMATION


         Item 1.           Legal Proceedings                                  12

         Item 2.           Changes in Securities                              12

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                            12

         Item 6.           Exhibits                                           13

SIGNATURES                                                                    13

                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                   3/31/2001      12/31/2000
                                                  (Unaudited)      (Audited)
                                                 ------------    ------------
ASSETS
Current assets
Cash                                             $    123,463    $    375,657
Trade receivables, net of allowance of
    $53,000 and $53,000                               281,146         182,444
Inventories, net of reserve of $134,400
    and $134,400                                      821,293         480,419
Advances and prepaids                                  16,544          20,491
                                                 ------------    ------------
     Total current assets                           1,242,446       1,059,011

Property and equipment, net of depreciation
    of $1,780,690 and  $  1,721,105                   757,553         660,204
Intangible assets, net of amortization of
    of $641,016 and $629,401                          213,888         211,792
Deferred financing costs, net of amortization
    of $94,878 and $64,773                             89,583         107,188
Deposits                                               60,378          60,378
                                                 ------------    ------------

     Total assets                                $  2,363,848    $  2,098,573
                                                 ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses              $    771,416    $    352,804
Deferred revenue                                       10,425          10,425
                                                 ------------    ------------
     Total current liabilities                        781,841         363,229

Note payable                                          125,000            --
Convertible notes, net of discount of $458,467
  and $364,031                                        541,533         510,969
                                                 ------------    ------------
     Total long term liabilities                      666,533         510,969

Common stock, $.01 par value per share
 Authorized - 50,000,000 shares;
 Issued and outstanding  11,298,358 at
    March 31, 2001 and 11,298,358 at
    December 31, 2000                                 112,984         112,984
Additional paid in capital                         24,591,604      24,410,603
Accumulated deficit                               (23,789,114)    (23,299,212)
                                                 ------------    ------------
     Total stockholders' equity                       915,474       1,224,375
                                                 ------------    ------------
     Total liabilities & stockholders' equity    $  2,363,848    $  2,098,573
                                                 ============    ============

See notes to consolidated financial statements.


                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations



                                              Three months ended  Three months ended
                                                   3/31/2001          3/31/2000
                                                  (Unaudited)        (Unaudited)
                                                 ------------       ------------
Net sales                                        $    545,980      $    147,452

Cost of sales                                         449,502           140,365
                                                 ------------      ------------
Gross profit                                           96,478             7,087

Operating expenses:
  Selling, general and administrative expenses        540,472           355,731

  Research and development                                950              --
                                                 ------------      ------------
Total operating expenses                              541,422           355,731

Loss from operations                                 (444,944)         (348,644)

Other income (expense)
  Interest expense                                    (52,804)          (26,250)
  Interest income                                       2,380             8,254
  Other income                                          5,466              --
                                                 ------------      ------------

Net loss                                         $   (489,902)     $   (366,640)
                                                 ============      ============


Loss per common share:
     Basic and diluted                           $      (0.04)     $      (0.05)
                                                 ============      ============

Weighted average number of common
shares outstanding:
     Basic and diluted                             11,298,358         7,520,415
                                                 ============      ============



See notes to consolidated financial statements.






                                       2


                    AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows



                                                 Three months ended    Three months ended
                                                     3/31/2001             3/31/2000
                                                    (Unaudited)           (Unaudited)
                                                  --------------         --------------
Cash flows from operating activities:
  Net loss                                         $  (489,902)          $  (366,640)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                     101,305                79,379
     Stock-based compensation                           56,000                  --
     Non-cash interest expense related to
      8.75% convertible notes                           30,564                  --
     Increase (decrease) from changes in:
       Trade receivables                               (98,702)              (51,055)
       Inventories                                    (340,873)             (104,598)
       Advances and prepaids                             3,947                (8,444)
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities          418,612              (169,794)
       Deferred revenue                                   --                   6,197
                                                  --------------         -------------
       Net cash used in operating activities          (319,049)             (614,955)
                                                  --------------         -------------

Cash flows from investing activities:
  Purchases of property and equipment                 (156,934)              (19,778)
  Patent expenditures                                  (13,711)               (4,290)
                                                  --------------         -------------
       Net cash used in investing activities          (170,645)              (24,068)
                                                  --------------         -------------
Cash flows from financing activities:
  Payments of deferred loan costs                      (12,500)                 --
  Proceeds from  note payable                          125,000                  --
  Proceeds from 8.75% convertible notes                125,000                  --
                                                  --------------         -------------
       Net cash provided by financing activities       237,500                  --
                                                  --------------         -------------
Net decrease in cash                                  (252,194)             (639,023)

Cash, beginning of period                              375,657             1,150,151
                                                  --------------         -------------
Cash, end of period                                $   123,463           $   511,128
                                                  ==============         =============
Supplemental disclosure of
       cash flow information:
  Cash paid during the three months for:
      Income taxes                                 $       800           $      --

See notes to consolidated financial statements.




                                       3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-KSB for the fiscal year ended December 31, 2000.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Certain prior years' amounts have been reclassified to conform to the current years' presentation.



Note 2 - Liquidity and Going Concern
------------------------------------

The financial statements as of March 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($3,489,220), ($1,853,012), ($1,723,647) in 2000, 1999 and1998,
respectively and a net loss of ($489,202) for the three months ended March 31, 2001 and an accumulated deficit of ($23,789,114) at March 31, 2001. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants on April 1, 2001 at fair market value to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The value of these warrants will be amortized over the term of the agreement.




Note 3 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and convertible notes, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share for the three months ended March 31, 2001 and 2000 because the effect would be antidilutive.

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

During the three months ended March 31, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $56,000 in compensation expense for the three months ended March 31, 2001, which represents the amount by which the intrinsic value of the variable options at March 31, 2001 exceeded amount recorded on December 31, 2000. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.

During the three months ended March 31, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.


Note 5 - Senior Convertible Notes
---------------------------------

In January 2001, the Company issued an additional $125,000 of Convertible Notes with interest payable annually in common stock on December 31, at 8.75% per annum. During 2000, the Company issued $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provision. In addition, each Convertible Note is part of a unit consisting of the debenture one $0.50 warrant and one $0.60 warrant allowing the purchase of one share on common stock per warrant at certain times before January 1, 2004, subject to certain conditions.


As a result of the beneficial conversion feature related to the 20% discount on conversion price, the Company recorded a discount on the Notes of $843,750, of which $354,719 was recognized as interest expense during 2000. The remaining unamortized discount is being amortized over the life of the Notes and resulted in an additional interest expense of $30,564 for the three month period ended March 31, 2001.

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


Note 6 - Promissory Note
------------------------

On March 14, 2001, the Company issued a promissory note for $125,000 bearing interest at 7% per annum and maturing on March 31, 2004. The note is unsecured and is callable by either the Company or the note holder upon thirty days' written notice.

Note 7 - Investment Banking Agreement
-------------------------------------

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants on April 1, 2001 at fair market value to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The value of these warrants will be amortized over the term of the agreement.


Note 8 - Subsequent Events
--------------------------

On April 18, 2001, the Company issued options to purchase 500,000 shares of the Company's common stock to officers, directors and employees at fair market value on the date of the grant. These options vest over a four year period.


Note 9 - Significant Customer
-----------------------------

The Company had one customer who accounted for approximately 60% of net sales for the three months ended March 31, 2001. The Company did not have any major customers for the three months ended March 31, 2000.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At March 31, 2001 approximately $246,000 or 87% of the Company's accounts receivable was due from one customer.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

General

Air Packaging Technologies, Inc. (APTI) manufactures and markets a line of industrial packaging products under the name "Air Box" (R) and two private label brands pursuant to two separate agreements with Minnesota mining and Manufacturing Company under the names 3M Inflata-Pak(TM) Air Cushion Packaging and 3M(TM) Air Cushion Packaging.

The Air Box (R) provides reusable protective packaging during shipping and storage for a wide range of higher value items. It provides vastly superior protection from ESD (electro static discharge) damage and moisture. It also provides see-through transparency for visual inspection of the product during shipment and storage.

The Company has entered into two agreements with Minnesota Mining and Manufacturing Company (3M) pursuant to which the Company will be manufacturing products to be sold under 3M's name. It is anticipated these agreements will account for the majority of the Company's sales in 2001 with the percentage increasing in future years.

Results of Operations

Net sales for the three months ended March 31, 2001 were $545,980 compared to net sales of $147,452 for the comparable period of the preceding year. This represents an increase of $398,528 or 270%. The net increase is primarily due to sales made to 3M during the first quarter of fiscal 2001.

Cost of sales increased $309,137 or 220% for the three months ended March 31, 2001. The increase is due to the related increase in sales. As sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

The Company recognized an 18% gross profit during the three months ended March 31, 2001 as compared to a 5% gross profit during the three months ended March 31, 2000. The increase in gross profit during the three months ended March 31, 2001 is due in part to the absorption of certain period costs as a result of the increase in sales. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 2000 by the placement of 8.75% Convertible Notes of $875,000.

Selling, general and administrative expenses increased by $184,741 or 52% during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The net increase is primarily due to the increase in salaries and wages, the increase in stock-based compensation expense and the increase in investor relations. The increase in salaries is due to the additional staffing needs the Company had during the first quarter of fiscal 2001 as a result of the increase in sales activity due to the 3M agreements. The increase in stock-based compensation is due to the expense recorded on the stock options subject to variable plan accounting which did not exist at March 31, 2000. Interest expense was $52,804 at March 31, 2001 and $26,250 at March 31, 2000. The increase is due primarily to the interest related to the beneficial conversion feature of the 8.75% Convertible Notes of approximately $30,000. Interest income decreased approximately $5,900 during the three months ended March 31, 2001 from the comparable period of the prior year as the Company had a decrease in cash placed in an interest-earning account.

As a result of the above, net loss for the three month period ended March 31, 2001 increased by $123,262 to $489,902 from $366,640.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of March 31, 2001 was approximately $20,200,000 compared to $19,700,000 as of December 31, 2000. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At March 31, 2001, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

1.       Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $3,489,000, $1,853,000, and $1,724,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also sustained a net loss of approximately $490,000 for the three month period ended March 31, 2001. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

In January 2001, the Company issued an additional $125,000 of Convertible Notes with interest payable annually in common stock on December 31, at 8.75% per annum. During 2000, the Company issued $875,000 in Convertible Notes wither interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provision. In addition, each Convertible Note is part of a unit consisting of the debenture one $0.50 warrant and one $0.60 warrant allowing the purchase of one share on common stock per warrant at certain times before January 1, 2004, subject to certain conditions.

During the three months ended March 31, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

On March 14, 2001 the Company issued a promissory note for $125,000, which matures on March 31, 2004.

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants on April 1, 2001 at fair market value to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The value of these warrants will be amortized over the term of the agreement.

The Company's working capital as of March 31, 2001 was $460,605 compared to working capital of $695,782 at December 31, 2000. The decrease is primarily due to the increase in cash outflows during the first three months of fiscal 2001 partially offset by cash receipts related to a Convertible Note and a Promissory Note.

The net receivables were $281,146 at March 31, 2001 compared to $184,444 at December 31, 2000. The net increase of $98,702 is due to additional receivables recorded for sales during the three months ended March 31, 2001 partially offset by payments on receivables at December 31, 2000.

Inventories at March 31, 2000 were $821,293 and $480,419 at December 31, 2000. The increase of $340,874 or 71% is primarily due to an increase in finished goods for upcoming shipments and an increase in raw materials for production.

Advances and prepaids were $16,544 at March 31, 2001 compared to $20,491 at December 31, 2000. The decrease is primarily due to the amortization of prepaid expenses at December 31, 2000 during the three months ended March 31, 2001.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The Company recognized an 18% gross profit during the three months ended March 31, 2001 as compared to a 5% gross profit during the three months ended March 31, 2000. The increase in gross profit during the three months ended March 31, 2001 is due in part to the absorption of certain period costs as a result of the increase in sales. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 2000 by the placement of 8.75% Convertible Notes of $875,000.

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

The Company had cash outflows of $319,049 from operating activities for the three months ended March 31, 2001 compared to cash outflows of $614,955 for the three months ended March 31, 2000. The change in net outflows of $295,906 from operating activities between the two comparable quarters primarily resulted from the increase in advances and prepaids of $12,391 and the increase in accounts payable of $588,406 partially offset by the decrease in trade receivables of $47,647, the decrease in inventories of $236,275 and the decrease in deferred revenue of $6,197, and the increase in the net loss from operations after adjustments for non-cash items of $14,772.

Net cash used in investing activities was $170,645 for the three months ended March 31, 2001 compared to $24,068 for the three months ended March 31, 2000. The net increase is due to the increase in expenditures for property and equipment and the increase in patent expenditures during the first quarter of fiscal 2001.

Cash flows from financing activities were $237,500 during the three months ended March 31, 2001 compared to $0 during the three months ended March 31, 2000. During the three months ended March 31, 2000, the Company received proceeds from the placement of an 8.75% Convertible Note and from the issuance of a 7% Promissory Note. These proceeds were partially offset by payments of deferred loan costs. There were no similar transactions during the three months ended March 31, 2000.

2.       Seasonality and Inflation

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

     NONE

Item 2. - Changes in Securities

     NONE

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted in the first quarter of fiscal 2001.

Item 6. - Exhibits and Report on Form 8-K


         (3)(I) Articles of Incorporation. Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999.

         (3)(II) Bylaws. Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999.

         (10) Material Contracts. Incorporated by reference to exhibits attached to Form 10KSB filed April 17, 2001, Form 10 filed April 11, 2000, Form 10Q filed November 12, 1999 and Amended Form 10 filed July 23, 1999.




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


Date:  May 14, 2001
       ------------