Form 10QSB
period 2001-06-30
AIR PACKAGING TECHNOLOGIES INC
filed 2001-08-14
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x)  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE
       SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________



                        AIR PACKAGING TECHNOLOGIES, INC.
                        --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2001, there were 11,298,358 shares of common stock outstanding.

                        AIR PACKAGING TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                -----------------




 PART 1 - FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Balance Sheets - June 30, 2001 and December 31, 2000       1

                   Statements of Operations - Three months ended
                   June 30, 2001 and 2000; Six months ended
                   June 30, 2001 and 2000                                     2

                   Statements of Cash Flows - Six months ended
                   June 30, 2001 and 2000                                     3

                   Notes to Financial Statements                              4

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

 Part II - OTHER INFORMATION


     Item 1.       Legal Proceedings                                         12

     Item 2.       Changes in Securities                                     12

     Item 4.       Submission of Matters to a Vote of Security  Holders      12

     Item 6.       Exhibits and Report on Form 8-K                           13

 SIGNATURES                                                                  13



                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                     6/30/2001         12/31/2000
                                                    (Unaudited)        (Audited)
                                                    ------------      ------------
ASSETS
Current assets
Cash                                                $    373,009           375,657
Trade receivables, net of allowance of $53,000,
    and $53,000                                          423,676           182,444
Inventories, net of reserve of $134,400
    and $134,400                                         758,392           480,419
Advances and prepaids                                     16,889            20,491
                                                    ------------      ------------
     Total current assets                              1,571,966         1,059,011

Property and equipment, net of depreciation
    of $1,846,874 and $1,721,105                         771,795           660,204
Intangible assets, net of amortization of
    of $654,175 and 629,401                              213,993           211,792
Deferred financing costs, net of amortization
    of $101,128 and $64,773                               83,333           107,188
Deposits                                                  60,378            60,378
                                                    ------------      ------------

     Total assets                                   $  2,701,465      $  2,098,573
                                                    ============      ============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses                 $    638,075      $    352,804
Deferred revenue                                          30,425            10,425
                                                    ------------      ------------

     Total current liabilities                           668,500           363,229

Notes payable                                          1,135,000              --
Convertible notes, net of discount of $427,902
  and $364,031                                           572,098           510,969
                                                    ------------      ------------
     Total long term liabilities                       1,707,098           510,969

Common stock, $.01 par value per share
 Authorized - 50,000,000 shares
 Issued and outstanding 12,048,358 at
    June 30, 2001 and 11,298,358 at
    December 31, 2000                                    120,484           112,984
Additional paid in capital                            25,001,831        24,410,603
Accumulated deficit                                  (24,796,448)      (23,299,212)
                                                    ------------      ------------
     Total stockholders' equity                          325,867         1,224,375
                                                    ------------      ------------

     Total liabilities & stockholders' equity       $  2,701,465      $  2,098,573
                                                    ============      ============


See accompanying notes to consolidated financial statements.



                                       AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                            Consolidated Statements of Operations



                                                   Quarter ended       Quarter ended      Six months ended     Six months ended
                                                     6/30/2001           6/30/2000            6/30/2001           6/30/2000
                                                    (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
                                                    ------------        ------------        ------------        ------------
Net sales                                          $    576,453        $    190,228        $  1,122,433        $    337,680

Cost of sales                                           843,010             274,644           1,292,512             403,987
                                                   ------------        ------------        ------------        ------------
Gross loss                                             (266,557)            (84,416)           (170,079)            (66,307)

Operating expenses:
General, administrative and selling expenses            676,290             550,984           1,216,762             917,737

Research and development                                  1,772               1,808               2,722               1,808
                                                   ------------        ------------        ------------        ------------
Total operating expenses                                678,062             552,792           1,219,484             919,545

Loss from operations                                   (944,619)           (637,208)         (1,389,563)           (985,852)

Interest and other expense                               62,715             880,047             107,673             898,043

Net loss                                           $ (1,007,334)       $ (1,517,255)       $ (1,497,236)       $ (1,883,895)
                                                   ============        ============        ============        ============


Loss per common share:
     Basic                                         $      (0.09)       $      (0.17)       $      (0.13)       $      (0.23)
                                                   ------------        ------------        ------------        ------------
     Diluted                                       $      (0.09)       $      (0.17)       $      (0.13)       $      (0.23)
                                                   ------------        ------------        ------------        ------------


Weighted average number of common
shares outstanding:
     Basic                                           11,482,149           8,921,140          11,390,761           8,228,129
                                                   ------------        ------------        ------------        ------------
     Diluted                                         11,482,149           8,921,140          11,390,791           8,229,129
                                                   ------------        ------------        ------------        ------------



See accompanying notes to consolidated financial statements.

                                                              2



                   AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                        Consolidated Statements of Cash Flows

                                                     Six months ended   Six months ended
                                                        6/30/2001          6/30/2000
                                                       (Unaudited)        (Unaudited)
                                                       -----------        -----------
Cash flows from operating activities:
  Net loss                                             $(1,497,236)       $(1,883,895)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                         186,898            283,183
     Debt conversion price reduction                          --              920,000
     Expense on grant of warrants                           19,728             11,298
     Expense on issuance of common stock                      --               42,000
     Inventory reserve                                        --               83,000
     Stock based compensation                               79,000               --
     Non-cash interest expense related to
        8.75% convertible notes                             61,129               --
     Increase (decrease) from changes in:
       Trade receivables                                  (241,232)           (63,274)
       Inventories                                        (277,973)          (165,047)
       Advances and prepaids                                 3,602            (28,010)
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities              285,271           (167,137)
       Deferred revenue                                     20,000              7,049
                                                       -----------        -----------
       Net cash used in operating activities            (1,360,813)          (960,833)
                                                       -----------        -----------

Cash flows from investing activities:
  Purchases of property and equipment                     (237,360)           (47,218)
  Patent expenditures                                      (26,975)           (14,694)
                                                       -----------        -----------
       Net cash used in investing activities              (264,335)           (61,912)
                                                       -----------        -----------

Cash flows from financing activities:
  Payments of deferred loan costs                          (12,500)              --
  Proceeds from notes payable                            1,135,000               --
  Proceeds from 8.75% convertible notes                    125,000               --
  Proceeds from exercise of warrants                       375,000             25,000
  Proceeds from exercise of options                           --               20,000
  Net proceeds from private placements                        --              202,500
                                                       -----------        -----------
       Net cash provided by financing activities         1,622,500            247,500
                                                       -----------        -----------

Net decrease in cash                                        (2,648)          (775,245)
Cash, beginning of period                                  375,657          1,150,151
                                                       -----------        -----------
Cash, end of period                                    $   373,009        $   374,906
                                                       ===========        ===========

Supplemental disclosure of
       cash flow information:
  Cash paid during the six months for:
     Income taxes                                      $       800        $       800


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-KSB for the fiscal year ended December 31, 2000.

The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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


Note 2 - Liquidity and Going Concern
------------------------------------

The financial statements as of June 30, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($3,489,220), ($1,853,012), ($1,723,647) in 2000, 1999 and 1998,
respectively and net losses of ($1,007,334) and ($1,497,236) for the three and six months ended June 30, 2001 and an accumulated deficit of ($24,796,448) at June 30, 2001. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, Givigest had agreed to raise up to $1,250,000 by June 30, 2001 on a firm commitment basis. During the period April 1, 2001 to June 30, 2001 $1,385,000 was raised under this agreement. Givigest has also agreed to raise an additional $1,250,000, on a best efforts basis, as needed, by March 2002. There are no assurances that the Company will be able to raise the additional $1,250,000 proceeds under this agreement, as it is a best efforts basis. Pursuant to the terms of the agreement, the Company granted 250,000 warrants to purchase the Company's common stock for a three-year term. The Company valued these warrants in accordance with the Black Scholes model and is amortizing the expense over the life of the agreement of one year. As such, the related expense has been recorded for the three month and six month period. A finders fee equal to 10% of funds raised on behalf of the Company by Givigest will be due to Givigest. In addition, the Company will grant one additional warrant for each $10 raised.

Note 3 - New Accounting Pronouncements
--------------------------------------

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that dated, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Note 4 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and convertible notes, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share for the three and six months ended June 30, 2001 and 2000 because the effect would be antidilutive.


Note 5 - Exercise of Warrants and Options
-----------------------------------------

During the six months ended June 30, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $79,000 in compensation expense for the six months ended June 30, 2001, which represents the amount by which the intrinsic value of the variable options at June 30, 2001 exceeded amount recorded on December 31, 2000. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.

During the six months ended June 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

During the three months ended June 30, 2001, 750,000 warrants were exercised and the Company received proceeds of $375,000.

On April 18, 2001, the Company issued options to purchase 500,000 shares of the Company's common stock to officers, directors and employees at fair market value on the date of the grant.

Note 6 - Senior Convertible Notes
---------------------------------

In January 2001, the Company issued an additional $125,000 of Convertible Notes with interest payable annually in common stock on December 31, at 8.75% per annum. During 2000, the Company issued $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There is also mandatory conversion provision. In addition, each Convertible Note is part of a unit consisting of the debenture one $0.50 warrant and one $0.60 warrant allowing the purchase of one share on common stock per warrant at certain times before January 1, 2004, subject to certain conditions.

As a result of the beneficial conversion feature related to the 20% discount on conversion price, the Company recorded a discount on the Notes of $843,750, of which $354,719 was recognized as interest expense during 2000. The remaining unamortized discount is being amortized over the life of the Notes and resulted in an additional interest expense of $30,565 and $61,129 for the three and six month periods ended June 30, 2001.



Note 7 - Notes Payable
----------------------

During the six months ended June 30, 2001, the Company issued six promissory notes at various dates for a total of $1,135,000 bearing interest at 7% per annum and maturing four years from the date of issuance. The notes are unsecured and are callable by either the Company or the note holder upon thirty days' written notice.


Note 8 - Significant Customer
-----------------------------

The Company had one customer who accounted for approximately 72% and 66% of net sales for the three and six months ended June 30, 2001. The Company did not have any major customers for the six months ended June 30, 2000.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At June 30, 2001 approximately $352,000 or 83% of the Company's accounts receivable was due from one customer.

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

Results of Operations

Net sales for the three and six months ended June 30, 2001 were $576,453 and $1,122,433 compared to net sales of $190,228 and $337,680 for the comparable periods of the preceding year. This represents an increase of $386,225 or 203% and an increase of $784,753 or 232% during the three and six months ended June 30, 2001. The net increase is primarily due to sales made to 3M during the first six months of fiscal 2001.

Cost of sales for the three and six months ended June 30, 2001 were $843,010 and $1,292,512 compared to $274,644 and $403,987 for the three and six months ended June 30, 2000. The increase is due to the related increase in sales. As sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

The Company recognized negative gross profit margins during the three and six months ended June 30, 2001 of 46% and 15% as compared to negative gross profit margins of $44% and 20% during the three and six months ended June 30, 2000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. This need was met in fiscal 2000 by the placement of 8.75% Convertible Notes of $875,000. The Company has an ongoing and urgent need for an infusion of additional working capital.

General, administrative and selling expenses were $676,290 and $1,216,762 for the three and six months ended June 30, 2001 as compared to $550,984 and $917,737 for the three and six months ended June 30, 2000. The net increases of $125,306 and $299,025 for the three and six months periods are primarily due to the increases in salaries and wages, the increases in stock-based compensation expense, the increases in investor relations and the increases in sales related travel, partially offset by the decrease in amortization related to the finders fee on the 7% Senior Convertible Notes. The increase in salaries is due to the additional staffing needs the Company had during the first two quarters of fiscal 2001 as a result of the increase in sales activity due to the 3M agreements. The increase in stock-based compensation is due to the expense recorded on the stock options subject to variable plan accounting that did not exist at June 30, 2000.

Interest and other expense for the three and six months periods ended June 30, 2001 was $62,715 and $107,673, respectively and was $880,047 and 898,043 during the comparable period of the preceding year. The decrease during the three and six months ended June 30, 2001 is primarily due to the interest expense recorded during the three and six months ended June 30, 2000 as a result of the beneficial conversion which resulted from the reduction in the conversion price of the 7% Convertible Senior Notes of approximately $920,000. Interest expense during the three and six months ended June 30, 2001 includes interest on the 8.75% Convertible Notes, the 7% Promissory Notes and interest related to the beneficial conversion feature of the 8.75% Convertible Notes. Interest income decreased approximately $3,000 during the three months ended June 30, 2001 and approximately $8,900 during the six months ended June 30, 2001 from the comparable periods of the prior year as the Company had a decrease in cash placed in an interest-earning account. Miscellaneous other income decreased approximately $50,000 during the three and six months ended June 30, 2001 due to the settlement of a legal proceeding during the three and six months ended June 30, 2000 in which the Company recorded miscellaneous other income of $51,500.

As a result of the above, net loss for the three and six months ended June 30, 2001 decreased by $509,921 to $1,007,334 from $1,517,255 and by $386,659 to
$1,497,236 from $1,883,895, respectively.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of June 30, 2001 was approximately $21,200,000 compared to $19,700,000 as of December 31, 2000. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At June 30, 2001, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established, as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

1.       Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $3,489,000, $1,853,000, and $1,724,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also sustained a net loss of approximately $1,007,000 and approximately $1,497,000 for the three and six month periods ended June 30, 2001. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

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

During the three months ended June 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

During the six months ended June 30, 2001, the Company issued six promissory notes at various dates for a total of $1,135,000 bearing interest at 7% per annum and maturing four years from the date of issuance. The notes are unsecured and are callable by either the Company or the note holder upon thirty days' written notice.


On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, Givigest had agreed to raise up to $1,250,000 by June 30, 2001 on a firm commitment basis. During the period April 1, 2001 to June 30, 2001 $1,385,000 was raised under this agreement. Givigest has also agreed to raise an additional $1,250,000, on a best efforts basis, as needed, by March 2002. There are no assurances that the Company will be able to raise the additional $1,250,000 proceeds under this agreement, as it is a best efforts basis. Pursuant to the terms of the agreement, the Company granted 250,000 warrants to purchase the Company's common stock for a three-year term. The Company valued these warrants in accordance with the Black Scholes model and is amortizing the expense over the life of the agreement of one year. As such, the related expense has been recorded for the three month and six month period. A finders fee equal to 10% of funds raised on behalf of the Company by Givigest will be due to Givigest. In addition, the Company will grant one additional warrant for each $10 raised.

The Company's working capital as of June 30, 2001 was $903,466 compared to working capital of $695,782 at December 31, 2000. The increase is primarily due to the increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued expenses.

The net receivables were $423,676 at June 30, 2001 compared to $182,444 at December 31, 2000. The net increase of $241,232 is due to additional receivables recorded for sales during the six months ended June 30, 2001 partially offset by payments on receivables at December 31, 2000.

Inventories at June 30, 2001 were $758,392 and $480,419 at December 31, 2000. The increase of $277,973 or 58% is primarily due to an increase in finished goods for upcoming shipments and an increase in raw materials for production.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The Company recognized negative gross profit margins during the three and six months ended June 30, 2001 of 46% and 15% as compared to negative gross profit margins of $44% and 20% during the three and six months ended June 30, 2000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 2000 by the placement of 8.75% Convertible Notes of $875,000.

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

The Company had cash outflows of $1,360,813 from operating activities for the six months ended June 30, 2001 compared to cash outflows of $960,833,for the six months ended June 30, 2000. The change in net outflows of $399,980 from operating activities between the two comparable quarters primarily resulted from the increase in trade receivables of $177,958, the increase in inventories of $112,926 and the increase in the net loss from operations after adjustments for non-cash items of $606,067, partially offset by the increase in accounts payable of $452,408.

Net cash used in investing activities was $264,335 for the six months ended June 30, 2001 compared to $61,912 for the six months ended June 30, 2000. The net increase is due to the increase in expenditures for property and equipment and the increase in patent expenditures during the first six months of fiscal 2001.

Cash flows from financing activities were $1,622,500 during the six months ended June 30, 2001 compared to $247,500 during the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company received proceeds from the placement of an 8.75% Convertible Note, proceeds from the issuance of 7% Notes Payable and proceeds from the exercise of warrants. These proceeds were partially offset by payments of deferred loan costs. During the six months ended June 30, 2000, the Company received proceeds from private placements, the exercise of stock options and the exercise of warrants.


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

     NONE

Item 2. - Changes in Securities

     NONE

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Air Packaging Technologies, Inc. was held on August 3, 2001 and several matters were put to a vote. The results are as follows:

(1) To elect three directors to serve until the next annual meeting of the shareholders.

                        Votes cast     Votes cast         Votes
                            For          Against        Abstained      Unvoted

Donald Ochacher          7,135,916       10,625            6,067           0
Marco Calmes             7,134,286       12,255            6,067           0
Wayne Case               7,134,286       12,255            6,067           0

(2) To authorize the adoption of a stock options plan for the period July 1, 2001 to June 30, 2002.

                        Votes cast    Votes cast          Votes
                           For          Against         Abstained      Unvoted

                         2,663,620      106,607            8,085    4,374,296

(3) To authorize the appointment of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2001.

                         Votes cast   Votes cast          Votes
                            For         Against         Abstained      Unvoted

                         7,141,351        7,517            3,740          0

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


                                                AIR PACKAGING TECHNOLOGIES, INC.


                                                /s/ Donald Ochacher
                                                --------------------------------
                                                Donald Ochacher
                                                Chief Executive Officer


                                                /s/ Janet Maxey
                                                --------------------------------
                                                Janet Maxey
                                                Chief Financial Officer


Date:  August 13, 2001