Form 10QSB
period 2001-09-30
AIR PACKAGING TECHNOLOGIES INC
filed 2001-11-14
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2001, there were 12,094,175 shares of common stock outstanding.

                        AIR PACKAGING TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                -----------------




 PART 1 - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets - September  30, 2001 and December 31, 2000   1

               Statements of Operations - Three months ended
               September 30, 2001 and 2000; Nine months ended
               September 30, 2001 and 2000                                  2

               Statements of Cash Flows - Nine months ended
               September 30, 2001 and 2000                                  3

               Notes to Financial Statements                                4

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

 Part II - OTHER INFORMATION


          Item 1.     Legal Proceedings                                    13

          Item 2.     Changes in Securities                                13

          Item 4.     Submission of Matters to a Vote of Security Holders  13

          Item 6.     Exhibits and Report on Form 8-K                      13

 SIGNATURES                                                                14

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                   9/30/2001       12/31/2000
                                                  (Unaudited)      (Audited)
                                                  ------------    ------------
 ASSETS
 Current assets
 Cash                                             $     93,681    $    375,657
 Trade receivables, net of allowance of
     $6,300 and $53,000                                103,312         182,444
 Inventories, net of reserve of $134,400
     and $134,400                                      959,521         480,419
 Advances and prepaids                                  31,369          20,491
                                                  ------------    ------------
      Total current assets                           1,187,883       1,059,011

 Property and equipment, net of depreciation
     of $1,914,311 and $1,721,105                      730,637         660,204
 Intangible assets, net of amortization of
     of $668,884 and $629,401                          258,276         211,792
 Deferred financing costs, net of amortization
     of $107,378 and $64,773                            77,083         107,188
 Deposits                                               66,628          60,378
                                                  ------------    ------------

      Total assets                                $  2,320,507    $  2,098,573
                                                  ============    ============


 LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable & accrued expenses              $    512,231    $    352,804
 Deferred revenue                                       30,425          10,425
                                                  ------------    ------------
      Total current liabilities                        542,656         363,229

 Note payable                                        1,585,000            --
 Convertible notes, net of discount of $397,338
   and $364,031                                        602,662         510,969
                                                  ------------    ------------
      Total long term liabilities                    2,187,662         510,969

 Common stock, $.01 par value per share
  Authorized - 50,000,000 shares;
  Issued and outstanding 12,094,175 at
     September 30, 2001 and 11,298,358 at
     December 31, 2000                                 120,942         112,984
 Additional paid in capital                         25,003,464      24,410,603
 Accumulated deficit                               (25,534,217)    (23,299,212)
                                                  ------------    ------------
      Total stockholders' equity (deficit)            (409,811)      1,224,375
                                                  ------------    ------------
      Total liabilities & stockholders' equity    $  2,320,507    $  2,098,573
                                                  ============    ============


See notes to consolidated financial statements.



                                          AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                               Consolidated Statements of Operations


                                                   Three months ended  Three months ended    Nine months ended       Nine months
                                                       9/30/2001            9/30/2000            9/30/2001            9/30/2000
                                                      (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                                      ------------         ------------         ------------         ------------
Net sales                                             $    323,655         $    220,833         $  1,446,088         $    558,513

Cost of sales                                              407,795              186,382            1,700,307              590,369
                                                      ------------         ------------         ------------         ------------

Gross profit (loss)                                        (84,140)              34,451             (254,219)             (31,856)

Operating expenses:
  Selling, general and administrative expenses             575,790              472,595            1,792,552            1,390,332

  Research and development                                   5,916                2,300                8,638                4,108
                                                      ------------         ------------         ------------         ------------
Total operating expenses                                   581,706              474,895            1,801,190            1,394,440

Loss from operations                                      (665,846)            (440,444)          (2,055,409)          (1,426,296)

Other income (expense)
  Interest and other expense/(income)                       71,923               (1,504)             179,596              896,539

                                                      ------------         ------------         ------------         ------------

Net loss                                              $   (737,769)        $   (438,940)        $ (2,235,005)        $ (2,322,835)
                                                      ============         ============         ============         ============


Loss per common share:
     Basic and diluted                                $      (0.06)        $      (0.04)        $      (0.19)        $      (0.25)
                                                      ============         ============         ============         ============


Weighted average number of common
shares outstanding:
     Basic and diluted                                  12,089,555           11,298,358           11,638,879            9,259,009
                                                      ============         ============         ============         ============



                     AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                          Consolidated Statements of Cash Flows



                                                     Nine months ended    Nine months ended
                                                         9/30/2001           9/30/2000
                                                        (Unaudited)         (Unaudited)
                                                        -----------         -----------
Cash flows from operating activities:
  Net loss                                              $(2,235,005)        $(2,322,835)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                          275,298             356,025
     Debt conversion price reduction                           --               920,000
     Expense on grant of warrants                            39,456              11,298
     Expense on issuance of common stock                       --                42,000
     Inventory reserve                                         --                83,000
     Stock-based compensation                                32,000              42,000
     Non-cash interest expense related to
      8.75% convertible notes                                91,693                --
     Increase (decrease) from changes in:
       Trade receivables                                     79,132             (52,640)
       Inventories                                         (479,102)           (193,016)
       Advances and prepaids                                (10,878)             (3,990)
       Deposits                                              (6,250)               --
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities               176,289            (122,906)
       Deferred revenue                                      20,000                 864
                                                        -----------         -----------
       Net cash used in operating activities             (2,017,367)         (1,240,200)
                                                        -----------         -----------
Cash flows from investing activities:
  Purchases of property and equipment                      (263,641)            (68,425)
  Patent expenditures                                       (85,968)            (28,597)
                                                        -----------         -----------
       Net cash used in investing activities               (349,609)            (97,022)
                                                        -----------         -----------
Cash flows from financing activities:
  Net proceeds from private placements                         --               202,500
  Proceeds from convertible debenture                          --               250,000
  Exercise of warrants                                      387,500              25,000
  Exercise of options                                          --                20,000
  Payments of deferred loan costs                           (12,500)            (25,000)
  Proceeds from notes payable                             1,585,000                --
  Proceeds from 8.75% convertible notes                     125,000                --
                                                        -----------         -----------
       Net cash provided by financing activities          2,085,000             472,500
                                                        -----------         -----------
Net (decrease) in cash                                     (281,976)           (864,722)

Cash, beginning of period                                   375,657           1,150,151
                                                        -----------         -----------
Cash, end of period                                     $    93,681         $   285,429
                                                        ===========         ===========

Supplemental disclosure of
       cash flow information:
  Cash paid during the nine months for:
      Income taxes                                      $       800         $       800
  Accounts payable converted to equity                  $    16,862         $       --


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-KSB for the fiscal year ended December 31, 2000.

The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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


Note 2 - Liquidity and Going Concern
------------------------------------

The financial statements as of September 30, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($3,489,220), ($1,853,012), ($1,723,647) in 2000,
1999 and 1998, respectively and net losses of ($737,769) and ($2,235,005) for the three and nine months ended September 30, 2001 and an accumulated deficit of ($25,534,217) at September 30, 2001. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, Givigest had agreed to raise up to $1,250,000 by June 30, 2001 on a firm commitment basis, which was raised. Givigest has also agreed to raise an additional $1,250,000, on a best efforts basis, as needed, by March 2002. There are no assurances that the Company will be able to raise the additional $1,250,000 proceeds under this agreement, as it is a best efforts basis. Pursuant to the terms of the agreement, the Company granted 250,000 warrants to purchase the

Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised.

Note 3 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and convertible notes, to issue common stock were exercised or converted into common stock. Common stock options of 1,592,500 were not included in the computation of diluted loss per common share for the three and nine months ended September 30, 2001 and 2000 because the effect would be antidilutive.


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

During the six months ended June 30, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $32,000 in compensation expense for the nine months ended September 30, 2001, which represents the amount by which the intrinsic value of the variable options at September 30, 2001 exceeded amount recorded on December 31, 2000. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.

During the six months ended June 30, 2000, a warrant holder submitted 40,000 warrants to purchase common stock for cancellation by the Company.

On April 18, 2001, the Company issued options to purchase 500,000 shares of the Company's common stock to officers, directors and employees at fair market value on the date of the grant.

On August 21, 2001, the Company issued options to purchase 325,000 shares of the Company's common stock to officers, directors and employees at fair market value on the date of the grant.

Note 5 - Senior Convertible Notes
---------------------------------

In January 2001, the Company issued an additional $125,000 of Convertible Notes with interest payable annually in common stock on December 31, at 8.75% per annum. During 2000, the Company issued $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There is also mandatory conversion provision. In addition, each Convertible Note is part of a unit consisting of the debenture, one non-detachable $0.50 warrant and one non-detachable $0.60 warrant allowing the purchase of one share on common stock per warrant at certain times before January 1, 2004, subject to certain conditions.

As a result of the beneficial conversion feature related to the 20% discount on conversion price, the Company recorded a discount on the Notes of $843,750, of which $354,719 was recognized as interest expense during 2000. The remaining unamortized discount is being amortized over the life of the Notes and resulted in an additional interest expense of $30,565 and $91,694 for the three and nine month periods ended September 30, 2001.

On March 24, 2000, the Board of Directors of the Company approved a temporary reduction in the conversion price on the 7% Senior Convertible Notes into common stock. The conversion price was reduced from $1.50 to the average bid price of the Company's common stock for the twenty-five trading days immediately prior to the receipt of a notice of conversion, with a minimum conversion price of $0.50. The notice of conversion for the temporary reduction was required to be received by April 30, 2000 and included all accrued interest through May 31, 2000. During April 2000, the Company received notices of conversion from all of the debenture holders. As a result, the Company issued 3,137,943 shares of common stock and recorded an expense of $920,000 during the nine months ended September 30, 2000 related to the induced conversion that resulted from the reduction in conversion price.


Note 6 - Promissory Notes
-------------------------

During the nine months ended September 30, 2001, the Company issued nine promissory notes at various dates for a total of $1,585,000 maturing four years from the date of issuance. Eight of the notes bear interest at 7% per annum and one at 10% per annum.. The notes are unsecured and are callable by either the Company or the note holder upon thirty days' written notice.

Note 7 - Significant Customer
-----------------------------

The Company had one customer who accounted for approximately 12% and 61% of net sales for the three and nine months ended September 30, 2001. The Company did not have any major customers for the nine months ended September 30, 2000.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At September 30, 2001 approximately $66,000 or 64% of the Company's accounts receivable was due from one customer.


Note 8 - Risk
-------------

We May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.


Note 9 - New Accounting Pronouncements
--------------------------------------

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company believes the adoption of this Statement will have no material impact on its financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that dated, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

Results of Operations

Net sales for the three and nine months ended September 30, 2001 were $323,655 and $1,446,088 compared to net sales of $220,833 and $558,513 for the comparable periods of the preceding year. This represents an increase of $102,822 or 47% and an increase of $887,575 or 159% during the three and nine months ended September 30, 2001. The net increase is primarily due to sales made to 3M during the first nine months of fiscal 2001.

Cost of sales for the three and nine months ended September 30, 2001 were $407,795 and $1,700,307 compared to $186,382 and $590,369 for the three and nine months ended September 30, 2000. The increase is due to the related increase in sales. As sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for infusion of additional working capital.

The Company recognized negative gross profit margins during the three and nine months ended September 30, 2001 of 26% and 18% as compared to a gross profit margin of $16% and a negative gross profit margin of 6% during the three and nine months ended September 30, 2000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. This need was met in fiscal 2000 by the placement of 8.75% Convertible Notes of $875,000. The Company has an ongoing and urgent need for an infusion of additional working capital.

General, administrative and selling expenses were $575,790 and $1,792,552 for the three and nine months ended September 30, 2001 as compared to $472,595 and $1,390,332 for the three and nine months ended September 30, 2000. The net increases of $103,195 and $402,220 for the three and nine months periods are primarily due to the increases in salaries and wages, the increases in investor relations and the increases in sales related travel, partially offset by the decrease in amortization related to the finders fee on the 7% Senior Convertible Notes. The increase in salaries is due to the additional staffing needs the Company had during the first three quarters of fiscal 2001 as a result of the increase in sales activity due to the 3M agreements.

Interest and other expense for the three and nine months periods ended September 30, 2001 was $71,923 and $179,596, respectively and was $(1,504) and $896,539 during the comparable period of the preceding year. The decrease during the three and nine months ended September 30, 2001 is primarily due to the interest expense recorded during the three and nine months ended September 30, 2000 as a result of the beneficial conversion which resulted from the reduction in the conversion price of the 7% Convertible Senior Notes of approximately $920,000. Interest expense during the three and nine months ended September 30, 2001 includes interest on the 8.75% Convertible Notes, the 7% and 10% Promissory Notes and interest related to the beneficial conversion feature of the 8.75% Convertible Notes. Interest income decreased approximately $1,800 during the three months ended September 30, 2001 and approximately $10,800 during the nine months ended September 30, 2001 from the comparable periods of the prior year as the Company had a decrease in cash placed in an interest-earning account. Miscellaneous other income decreased approximately $50,000 during the three and nine months ended September 30, 2001 due to the settlement of a legal proceeding during the three and nine months ended September 30, 2000 in which the Company recorded miscellaneous other income of $51,500.

As a result of the above, net loss for the three and nine months ended September 30, 2001 increased by $298,829 to $737,769 from $438,940 and decreased by $87,830 to $2,235,005 from $2,322,835, respectively.

The Company is currently in a loss  carry-forward  position.  The net  operating loss carry-forward balance as of September 30, 2001 was approximately $21,900,000 compared to $19,700,000 as of December 31, 2000. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At September 30, 2001, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established, as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

1.       Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $3,489,000, $1,853,000, and $1,724,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also sustained a net loss of approximately $740,000 and approximately $2,235,000 for the three and nine month periods ended September 30, 2001. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

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

During the nine months ended September 30, 2001, the Company issued nine promissory notes at various dates for a total of $1,585,000 maturing four years from the date of issuance. Eight of the notes bear interest at 7% per annum and one at 10% per annum. The notes are unsecured and are callable by either the Company or the note holder upon thirty days' written notice.

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, Givigest had agreed to raise up to $1,250,000 by June 30, 2001 on a firm commitment basis, which was raised. Givigest has also agreed to raise an additional $1,250,000, on a best efforts basis, as needed, by March 2002. There are no assurances that the Company will be able to raise the additional $1,250,000 proceeds under this agreement, as it is a best efforts basis. Pursuant to the terms of the agreement, the Company granted 250,000 warrants to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised.

The Company's working capital as of September 30, 2001 was $645,227 compared to working capital of $695,782 at December 31, 2000. The decrease is primarily due to the decrease in accounts receivable and the increase in accounts payable and accrued expenses, partially offset by the increase in inventories.

The net receivables were $103,312 at September 30, 2001 compared to $182,444 at December 31, 2000. The net decrease of $79,132 is due to payments on receivables at December 31, 2000 partially offset by additional receivables recorded for sales during the nine months ended September 30, 2001.

Inventories at September 30, 2001 were $959,521 and $480,419 at December 31, 2000. The increase of $479,102 or 100% is primarily due to an increase in finished goods for upcoming shipments and an increase in raw materials for production.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The Company recognized negative gross profit margins during the three and nine months ended September 30, 2001 of 26% and 18% as compared to a gross profit margin of $16% and a negative gross profit margin of 6% during the three and nine months ended September 30, 2000. The Company will continue to operate at low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 2000 by the placement of 8.75% Convertible Notes of $875,000.

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

The Company had cash outflows of $2,017,367 from operating activities for the nine months ended September 30, 2001 compared to cash outflows of $1,240,200 for the nine months ended September 30, 2000. The change in net outflows of $777,167 from operating activities between the two comparable quarters primarily resulted from the increase in inventories of $286,086, and the increase in the net loss from operations after adjustments for non-cash items of $928,049, partially offset by the decrease in trade receivables of $131,772, the increase in accounts payable of $299,195, and the increase in deferred revenue of $19,136.

Net cash used in investing activities was $349,609 for the nine months ended September 30, 2001 compared to $97,022 for the nine months ended September 30, 2000. The net increase is due to the increase in expenditures for property and equipment and the increase in patent expenditures during the first nine months of fiscal 2001.

Cash flows from financing activities were $2,085,000 during the nine months ended September 30, 2001 compared to $472,500 during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company received proceeds from the placement of an 8.75% Convertible Note, proceeds from the issuance of 7% and 10% Promissory Notes and proceeds from the exercise of warrants. These proceeds were partially offset by payments of deferred loan costs. During the nine months ended September 30, 2000, the Company received proceeds from private placements, proceeds from convertible debentures and proceeds from the exercise of stock options and the exercise of warrants which were partially offset by payments of deferred loan costs.


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


                                              AIR PACKAGING TECHNOLOGIES, INC.


                                              /s/ Donald Ochacher
                                              ---------------------------
                                              Donald Ochacher
                                              Chief Executive Officer


                                              /s/ Janet Maxey
                                              ---------------------------
                                              Janet Maxey
                                              Chief Financial Officer


Date:  November 13, 2001
       -----------------