Form 10KSB
period 2001-12-31
AIR PACKAGING TECHNOLOGIES INC
filed 2002-04-16
CIK 1085117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                   FORM 10-KSB

                                  ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           ---------------------------

                   For the fiscal year ended December 31, 2001


                        AIR PACKAGING TECHNOLOGIES, INC.
                        --------------------------------
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

  Securities registered pursuant to section 12(g) of the Act: 12,094,175 common

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

Revenues for fiscal year ended December 31, 2001:  $1,662,265
                                                  -----------

The aggregate market value of the voting stock held by non-affiliates of the Registration was $ 5,895,876 as of April 1, 2002.


       Shares of Common Stock Outstanding as of April 1, 2002: 12,094,175
                                                                ----------

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

3M AGREEMENT DATED SEPTEMBER 1, 2000 WITH 3M STATIONERY PRODUCTS DIVISION

     Under this agreement which is denominated as a Private Label Purchase Agreement, 3M has been granted the exclusive worldwide rights for the retail market as well as certain other marketing rights. Pursuant to this agreement, the Company is manufacturing five sizes of inflatable protective packaging to be sold at retail under the name 3M Inflata-Pak(TM) Air Cushion Packaging. This product is offered for sale in over 15,000 stores throughout the United States. 3M will be supporting its sales effort with an extensive public relations and advertising campaign.

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


     Another part of the SDS market is the Photomask market. The Photomask has no efficient nor cost-effective method of shipment, is extremely fragile, is subject to transit damage, and is particularly sensitive to contamination. SDS Air Box(R) can be sealed to eliminate contamination during transit and storage. Prior to the SDS Air Box entering this market, the Photomask manufacturers had no efficient way to ship their fragile Photomasks. They were getting substantial damage during shipping and storage, causing them to use such extremes as packaging them in a five-gallon ammo can with bubble wrap or a full size suitcase lined with polyurethane foam. If the Photomask was extremely fragile, they had to hand carry it to the customer. In all cases, it was substantially more expensive to insure the safety of the Photomask prior to the introduction of the SDS Air Box. APTI has been selling the Photomask Air Box to Photronics for two years, and recently began selling the SDS Air Box for Photomasks to two other companies. These three companies control 60% of the Photomask market.

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

DENTAL

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


2.  Methods of Sales
--------------------

     The Company has a Vice President of Sales handling all accounts as well as an inside sales person located in Valencia, CA.

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

     These films are then converted into the Company's various products on the Company's custom designed and computer controlled modular converting machines. These custom bag machines use heat sealing technology to join the multiple layers of plastic film together. The specific sequence of operations and control parameters is proprietary to the Company, and is covered by process patents. The Company currently has two product fabrication converting machines which are capable of producing a total of seven (7) million units per year per shift. The Company is currently operating at one shift per day.

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

     Basic raw materials required by us from our suppliers, such as Smurfit Stone, Pliant and Winpak, are produced and readily available to us. All of the film raw materials used are produced in the millions of tons currently in other industries. The Company has adopted industry standard processes to fabricate its raw materials. As a result, supplies of raw materials are available to the Company from many sources, though the lead-time can be several weeks until receipt of raw materials into the Company plant.


5.   Patents, Trademarks & Licenses
-----------------------------------

     The Company has a combination of products, process and application patents, backed by proprietary and trade secret manufacturing technology. Management believes the patents and trademarks provide a formidable barrier to competition. They include 14 U.S. patents and 10 pending with 2 trademarks and 1 pending, with 14 foreign patents with 1 pending and 1 trademark pending - and further filings continue to protect and strengthen the technology position. The Company is required to pay minor royalties related to certain patents and trademarks, and in prior years had paid royalties on both patents and the trademark "Puff Pac", which trademark is no longer used. Total expense related to these agreements was $11,040 in 2001 and $ 5,723 in 2000. The continuing royalty payment on patents continues for the life of the original patents, and is fixed at 2% of cost of goods sold on an annual basis.


6.   Seasonal Factors
---------------------

     The seasonal factors in the Company's Air Box product are limited, and revolve only around industry slow downs.


7.   Inventory and Other Working Capital Items
----------------------------------------------

     The Company carries a continuing inventory of its Air Box products, based on sales forecasts. The book value of this inventory has been significantly reduced due to the slower than expected sales rate and potential obsolescence or rework necessitated by the Company's continuing product development and improvement. The Company had an inventory reserve of $254,000 in 2001.


8.   Principal Customers
------------------------

     One customer, 3M, accounted for 57% of the Company's sales during its fiscal year ended December 31, 2001 and also accounted for 13% of the Company's sales during its fiscal year ended December 31, 2000. This company is not an affiliate of APTI.


9.   Firm Backlog
-----------------

     As of December 31, 2001, APTI had $25,000 in backlog orders, which are scheduled to be completed within 90 days. The backlog orders as of December 31, 2000 totaled $209,000. Most orders are non-custom, and are filled and shipped within 14 working days. Custom orders require 6 to 8 weeks to manufacture and ship.


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

     For the years ended December 31, 2001 and 2000, research and development expenses were $8,932 and $2,300, respectively.


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


13.  Employees
--------------

     The Company currently has 25 full-time employees. Ten of these are in management, sales, product development, or administration positions and 15 are in production/warehousing/shipping operations.

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

Item 2.
                                   PROPERTIES
                                   ----------

     The Issuer has corporate offices, manufacturing, research and distribution facilities housed in its 25,920 square foot headquarters in Valencia, California. All products are manufactured at this location. Management believes its facility is adequate for the Company's current level of operation.

     The facility is leased on a long-term lease which expires May 31, 2005, at a current rental of $15,875 per month, plus common area expenses.



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

     No matters were submitted in the fourth quarter of fiscal 2001.


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

     The Company's Common Stock trades on the NASD Bulletin Board, under the symbol "AIRP". The closing sales price on December 31, 2001 was $1.04.


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

                           High              Low
Period                      Bid              Bid
-------------------------------------------------
4th Quarter 2001           $1.10            $0.93
3rd Quarter 2001            1.46             0.89
2nd Quarter 2001            1.86             1.39
1st Quarter 2001            1.37             0.91

4th Quarter 2000           $1.02            $0.97
3rd Quarter 2000            0.57             0.52
2nd Quarter 2000            0.61             0.56
1st Quarter 2000            0.61             0.55



     At March 31, 2002 the Company had approximately 583 shareholders of record.

     The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.


RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

                                         Class of         Nature           Amount
                            Amount     Persons  to          of               of             Exemption
Dates    Title             Sold (5)     Whom Sold      Consideration    Consideration        Claimed
-----    -----           ------------  -----------     -------------    -------------      ------------
10/01/01 Conv.               460,000     1 Offshore        Conversion      $  460,000         4(2), 4(6)
         note (9)                          Accredited      of Promissory                    Reg D, and/or
                                           Investor        Note                                 Reg S

7/17/01  Common               25,000     2 Offshore         Cash           $   12,500         4(2), 4(6)
         Stock(7)                         Accredited                                         Reg D and/or
                                          Investors                                              Reg S


6/18/01  Common              375,000     2 Offshore         Cash           $  187,500         4(2), 4(6)
         Stock (7)                        Accredited                                         Reg D and/or
                                          Investors                                              Reg S


6/15/01  Common              150,000     1 Offshore         Cash           $   75,000         4(2), 4(6)
         Stock (7)                        Accredited                                          Reg D and/or
                                          Investor                                              Reg S


5/18/01  Common              225,000     1 Offshore         Cash           $  112,500         4(2), 4(6)
         Stock (7)                        Accredited                                         Reg D and/or
                                          Investor                                              Reg S

1/1/01   Common               20,817     7 Offshore       Conversion       $   16,862         4(2), 4(6)
         Stock (8)                        Accredited      of debt to                         Reg D and/or
                                          Investors        equity                               Reg S




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

(7)  Exercise of warrants.

(8)  Shares issued as consideration  for accrued  interest on the Convertible  Notes at December 31,
     2000.

(9)  Note  is  convertible  into common stock of the Company at $0.80, upon 61 days prior notice, at anytime before December 31, 2004.


DESCRIPTION OF REGISTRANT'S SECURITIES
--------------------------------------

     The Company has only one type of equity security, Common Stock with par value equal to U.S.$0.01. There are 50,000,000 authorized shares of Common Stock of which 12,094,175 shares were issued/outstanding as of December 31, 2001.

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

     During 2001 and 2000, the Company issued $125,000 and $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversions if the closing high bid price for the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provisions. In addition, each Convertible Note is part of a unit consisting of the debenture, one $0.50 warrant and one $0.60 warrant allowing the purchase of one share of common stock per warrant at certain times before January 1, 2004, subject to certain conditions. During the year ended December 31, 2001, the Company converted the accrued interest at December 31, 2000 of $16,862 on the Convertible Notes to equity.

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


CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Inventories

The Company's inventory is valued at the lower of cost or market, and the Company continually reviews the book value of discontinued products to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. The reserves on inventory at December 31, 2001 are approximately $254,000.

Intangible Assets and Other Long-Lived Assets

Property and equipment and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, if an impairment exists, the Company will record an impairment charge. During the year ended December 31, 2001, the Company did not record any impairment losses related to property and equipment and intangible assets.

Item 6.
                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operation
                       ----------------------------------



1.   Results of Operations
--------------------------

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

     Sales for the year ended December 31, 2001 were $1,662,265 compared to $909,214 for the fiscal year ended December 31, 2000. This represents an increase of $753,051 or 83% during fiscal 2001. The net increase is primarily due to the increase in sales of custom orders related to sales to 3M and sales in the promotional market.

     Cost of sales for the year ended December 31, 2001 was $2,141,861 or 129% of sales compared to $1,148,010 or 126% of sales for the year ended December 31, 2000. The Company has not yet achieved sufficient sales to cover all of its fixed operating costs, with the result that until sales increase substantially, the Company will continue to operate at a deficit. Cost of sales at December 31, 2001 includes an additional inventory reserve of $120,000 recorded during fiscal 2001 to reserve for slow moving and obsolete inventory and to record inventory at the lower of cost or market. The Company also had an increase in labor and overhead in the manufacturing process which resulted in additional period costs during fiscal 2001 from the comparable period of the preceding year.

     Selling, general and administrative expenses increased by $610,782 or 35% during fiscal 2001 as compared to fiscal 2000. The net increase is primarily due to the increases in investor relations of approximately $413,000, salaries and related taxes of approximately $188,500 and packing materials of approximately $38,000. The increases are partially offset by decreases in legal fees of approximately $40,000.

     The increases include a non-cash financing expense recorded as a result of the grant of warrants to third parties during fiscal 2001. Investor relations increased as a result of the Company's use of an investor relations firm during fiscal 2001 at a monthly fee ranging from $5,000 to $7,500, plus expenses. In addition, the value of the 250,000 warrants issued to Givigest pursuant to the terms of the investment banking agreement of $171,446 is being amortized along with the $100,000 finders fee which is included in investor relations. The Company further began utilizing two additional firms for investor relations during the fourth quarter of fiscal 2001. Salaries and the related taxes increased during fiscal 2001 due to an increase in business. Packing materials increased as a result of the increase in business during fiscal 2001. The decrease includes the decrease in legal fees during fiscal 2001 which is a result of fewer SEC filings, as a result of less documents being prepared.

     Research and development expenses increased by $6,632 or 288% during fiscal 2001.

     Interest expense was $540,170 for fiscal 2001 compared to $1,568,852 for fiscal 2000. The decrease is primarily related to the $1,009,771 expense recorded in fiscal 2000 as a result of the induced conversion which resulted from the reduction in the conversion price of the 7% Senior Convertible Notes. A similar expense was not recorded in fiscal 2001. Interest expense during fiscal 2001 includes interest on the 8.75% Convertible Notes of approximately $87,500 and on the 7% Convertible Note of approximately $9,000, interest on the 7% and 10% notes payable of approximately $60,000, interest related to the beneficial conversion feature of the Convertible Notes of approximately $123,000 and interest related to the issuance of warrants of $262,034. Interest expense during fiscal 2000 includes expense of approximately $1,010,000 which was recorded as a result of the induced conversion which resulted from the reduction in the conversion price of the 7% Senior Convertible Notes issued in 1999. In addition, interest expense of approximately $355,000 was recorded as a result of the beneficial conversion feature on the 8.75% Convertible Notes issued in 2000. Interest expense in 2000 also includes amortization expense relating to the amortization of deferred costs associated with the 7% Convertible Debentures. The costs associated with the raising of the 7% Senior Convertible Notes were being amortized over the life of the notes. The Notes were converted into equity during May 2000 and the associated costs were then fully amortized. The Company recorded interest expense on the 1999 7% Notes of approximately $43,750 during 2000 and interest expense on the 2000 8.75% Notes of approximately $16,750.

     Interest income was $5,618 during fiscal 2001 as compared to $20,262 during
fiscal   2000.   The   decrease   is  due  to  a  decrease  in  cash  placed  in
interest-earning accounts during 2001.


     Miscellaneous other income was $17,619 during fiscal 2001 as compared to $52,671 during fiscal 2000. The decrease is primarily due to the settlement of a legal proceeding in which the Company recorded miscellaneous other income of $51,500 during fiscal 2000. A similar transaction did not occur during fiscal 2001.

     As a result of the aggregate factors discussed above, the Company has incurred a net loss of $3,368,448 or basic and diluted loss per share of $0.29 for the year ended December 31, 2001 compared to a net loss of $3,489,220 or basic and diluted loss per share of $0.36 for the year ended December 31, 2000.


     The Company is currently in a loss carryforward position. The net operating loss carryforward as of December 31, 2001 was approximately $23,400,000 as compared to $19,700,000 as of December 31, 2000. The net operating loss carryforward is available to offset future taxable income through 2021. The

Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

     As of December 31, 2001, the Company had a deferred tax asset of approximately $23,400,000 which primarily relates to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax assets will be realized.


2.  Liquidity  and  Capital  Resources
--------------------------------------

     The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

     As of December 31, 2001, the Company's working capital was $255,333 compared to $695,782 as of December 31, 2000. The decrease is primarily due to the increase in accounts payable, accrued expenses and customer deposits at December 31, 2001. Two vendors accounted for approximately 34% of accounts payable at December 31, 2001.

     The net receivables at December 31, 2001 were $57,285 as compared to $182,444 at December 31, 2000. At December 31, 2001, two customers accounted for approximately 34% of accounts receivable compared to one customer accounted for approximately 35% of accounts receivable at December 31, 2000.

   Net inventory at December 31, 2001 was $950,075 compared to $480,419 at December 31, 2000. The net increase of $469,656 is primarily due to the increase in finished goods as the Company had manufactured product for upcoming shipments at December 31, 2001. Raw materials also increased in response to expected production.

   The Company recognized a negative gross profit of 29% during 2001 compared to a negative gross profit of 26% during 2000. The increase during fiscal 2000 is due to the increase in labor and overhead in the manufacturing process which resulted in additional period costs, and therefore decreased gross margin, during the year ended December 31, 2001 from the comparable period of the preceding year. The decrease is also attributable to the additional inventory reserve recorded in fiscal 2001 of $120,000 to reserve for slow moving and obsolete inventory and to record inventory at the lower of cost or market. This addition brought the inventory reserve to $254,400 at December 31, 2001. The Company will continue to operate at negative or low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 2001 by the issuance of $1,760,000 in 7% Promissory Notes and $125,000 in 8.75% Convertible Notes and in fiscal 2000 by the placement of $875,000 in 8.75% Convertible Notes.


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

     The Company had cash outflows of $1,991,788 from operating activities for the 2001 fiscal year compared to cash outflows of $1,581,668 for the 2000 fiscal year. The change in net outflows of $410,120 from operating activities between 2001 and 2000 primarily resulted from the following items. There was the increase in inventories of $553,628, the increase in advances and prepaids of $25,379, the increase in deposits of $3,472 combined with the increase in net loss from operations after adjustments for non-cash items of $815,031 during fiscal 2001. The total increases were partially offset by the decrease in trade receivables of $292,661, the decrease in accounts payable and accrued liabilities of $408,624 and the decrease in customer deposits of $286,105.

     Net cash used in investing activities was $358,502 during the 2001 fiscal year compared to $216,759 during the 2000 fiscal year. The increase is due to an increase in property and equipment expenditures and in patent expenditures during fiscal 2001.

     Cash flows from financing activities were $2,265,593 during the 2001 fiscal year compared to $1,023,933 during fiscal 2000. The net increase of $1,241,660 is due to the increase in net proceeds from the exercise of warrants of $355,704 and the increase in proceeds from the 7% promissory notes $1,760,000. These increases are partially offset by the decrease in net proceeds of a private placement of $201,172 and the decrease in proceeds from the 8.75% convertible notes of $750,000.

     The Company  has  suffered  recurring  losses  from  operations  and has an
accumulated   deficit  of  $26,667,660  at  December  31,  2001,   which  raises
substantial doubt about its ability to continue as a going concern. The auditor's report includes an explanatory paragraph on the uncertainty of the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales, to significantly improve operations, and ultimately become profitable. The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, there can be no assurance that the Company will achieve such results.

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


     During 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire on various dates through December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $29,000 and $19,000 in compensation expense for the years ended December 31, 2001 and 2000, which represents the amount by which the intrinsic value of the variable options at December 31, 2001 and 2000 exceeded the value of the options on July 1, 2000, or the measurement date. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.

     On March 27, 2000, the Company entered into a one-year investment banking agreement with Givigest Fiduciaria SA "Givigest" to raise equity capital. Pursuant to this agreement, the Company issued 100,000 shares of common stock to Givigest which were valued at fair market value, or $0.42. As a result, the Company recorded a deferred financing cost of $42,000 which was amortized over the term of the agreement and a corresponding credit to additional paid-in capital of $41,779 (net of capital costs) was recorded.

         On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement the Company granted 250,000 warrants to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The Company valued the warrants at $171,446 and is amortizing the amount over the term of the agreement, of which $128,584 was recognized during 2001.


3.  Seasonality and Inflation
-----------------------------

     The  Company's   sales  do  not  appear  to  be  subject  to  any  seasonal fluctuations. The Company does not believe that inflation has had a material impact on its operations.

4.   New Accounting Pronouncements
----------------------------------

     In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, goodwill and Other Intangible Assets (SFAS 142). SFAS 141 required the use of the purchase method of accounting and prohibits the use of the pooling - of interest method of account for business combinations initiated after September 30, 2001. SFAS 141 also required that the Company recognized acquired intangible assets apart from goodwill if the acquired intangible asset meet certain criteria. SFAS 141 applies to al business combinations initiated after September 30 ,2001 and for purchase business combinations completed on or after July 1, 2001. It also required, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of pother existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to e applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lived of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of this Statement has no impact on its financial statements.

      In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measure at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.


Item 7.
                              FINANCIAL STATEMENTS
                              --------------------

                             See Index at (Item 13),
                         Exhibits and Reports on Form 8K
                         -------------------------------

Item 8.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------

         Not applicable.


Part III

Item 9.
                        DIRECTORS AND EXECUTIVE OFFICERS
                        --------------------------------

     The names, ages and positions of the directors and executive officers of the Company as of December 31, 2001, are as follows:

Name                       Age        Position                           Since
----                       ---        ---------                          -----
Donald Ochacher            64         Chairman, CEO & a Director         06/99
Janet Maxey                39         Chief Financial Officer            07/97
Garry Newman               51         Vice President                     06/97
Elwood C. Trotter          59         Vice President                     04/89
Marco Calmes               53         Director                           05/00
Wayne Case                 61         Director                           08/01

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

     Wayne Case - President and Chairman of the Board of Schmitt Industries, Inc., since November 1986 when he founded Schmitt Industries, Inc. Mr. Case holds a Bachelor of Arts Degree and an MBA.

Section 16(a)   Beneficial Ownership Reporting Compliance

The following Officers, Directors or Beneficial Owners of more than ten percent of the Company's outstanding common stock failed to timely file reports required under Section 16(a) of the Exchanges Act during 2001.

                                                              Transactions Not
Name                        Number of Late Filings            Reported Timely
----                        ----------------------            ---------------
Donald Ochacher                      One                            One
Elwood Trotter                       One                            One
Garry Newman                         One                            One
Janet Maxey                          One                            One
Wayne Case                           None                           None
Marco Calmes                         One                            One

Item 11.
                             EXECUTIVE COMPENSATION
                             ----------------------

     The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.



                                        Summary Compensation
                                        --------------------

                        Annual Compensation                   Awards                  Payouts
                ------------------------------------   -----------------------------------------
                                             Other                  Secur-
Name                                         Annual    Restricted   ities                 All Other
and                                          Compen-   Stock        Underlying  LTIP       Compen-
Principal                   Salary    Bonus  sation    Award(s)     Options/    Payouts    sation
Position         Year         ($)      ($)     ($)       ($)        SARs (#)    ($)        ($)
--------        --------    -------   -----  ------    ------       --------    ------     -------
Donald            2001     123,602     n/a      -        -          250,000       -          -
Ochacher          2000      98,354     n/a      -        -          325,000(2)    -          -
Chairman       (1)1999      42,900     n/a      -        -           40,000       -          -
Of the Bd
& CEO

Elwood            2001     120,927     n/a      -        -          225,000       -          -
Trotter           2000     112,592     n/a      -        -          160,000(2)    -          -
Vice              1999     109,200     n/a      -        -           75,000(3)    -          -
President
Sales &,
Marketing,
Former
Director

Garry             2001     108,784     n/a      -        -          175,000        -          -
Newman            2000      95,315     n/a      -        -           92,500(2)     -          -
Vice              1999      86,827     n/a      -        -           15,000        -          -
President
Manufacturing
&
Engineering

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


Options/SAR Grants in Last Fiscal Year
--------------------------------------

                                       Individual
                                       Grants
                                       ------

                        No. Of Sec.    % of Total
                        Underlying     Options/SARs
                        Options/       Granted to      Exercise
                        SARs           Employees       or Base
                        Granted        In Fiscal       Price         Expiration
Name                       (#)         Year            ($/Sh)        Date
----                       ---         ----            ------        ----
Donald Ochacher
Chairman of
The Board
& CEO
                         100,000          12%           $0.85         08/21/05
                         150,000          18%           $1.48         04/18/05



Elwood Trotter
Vice President
Sales &
Markeing &
Former
Director
                          75,000           9%           $0.85         08/21/05
                         150,000          18%           $1.48         04/18/05


Garry Newman
Vice President
Manufacturing &
Engineering
                          75,000           9%           $0.85         08/21/05
                         100,000          12%           $1.48         04/18/05




     The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 2001, and the aggregate gains that would have been realized had these options been exercised on December 31, 2001, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 2001. The Company did not issue stock appreciation rights.


Aggregated Option/SAR Exercises
in Last Fiscal Year and
Fiscal Year-End Options/SAR Values

                                                   Number of               Value of Unexercised
                                             Securities Underlying              in-the-Money
                   Shares                         Unexercised                  Options/SARs
                   Acquired     Value          Options/SARs at            at Fiscal Year End(a)
                   on Exercise  Realized          FY-End (#)                        ($)
Name               $            $           Exercisable  Unexercisable   Exercisable  Unexercisable
----               -----------  --------  ----------------------------  ------------------------
Donald Ochacher    -                -          287,500     37,500           155,250    20,250
                   -                -          150,000        -                -         -
                   -                -          100,000        -              19,000      -


Elwood Trotter     -                -           40,000        -                -         -
                   -                -          123,537     36,463            60,709    19,690
                   -                -          150,000        -                -         -
                   -                -           75,000        -              14,250      -

Garry Newman       -                -           15,000        -                -         -
                   -                -           72,081     20,419            38,923    11,026
                   -                -          100,000        -                -         -
                   -                -           75,000        -              14,250      -

(a)  Market value of shares covered by in-the-money options on December 31, 2001, less option exercise  price.  Options are  in-the-money  if the market  value of the shares  covered thereby is greater than the option  exercise price based on the last trading day in 2001 of $1.04 per share.

     The Company has no Long-Term Incentive Plans and no Awards were made in its Last Fiscal Year.

     In March 2000, the Company cancelled 40,000 stock options issued to Donald Ochacher at an exercise price of $1.50 per share, cancelled 35,000 stock options issued to Elwood Trotter at an exercise price of $1.50 per share and cancelled 15,000 stock options issued to Garry Newman. The Company then issued 40,000, 35,000 and 15,000 stock options to Donald Ochacher, Elwood Trotter and Garry Newman, respectively, at an exercise price of $0.50 per share, which represented the fair market value of the Company's stock on the date of grant.


Item 11.
                          SECURITY OWNERSHIP OF CERTAIN
                          -----------------------------
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

     The following table sets forth information regarding beneficial ownership as of December 31, 2001, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.

                                                      Beneficial(1)  Percentage
Officers and Directors                                Ownership      of Class(1)
----------------------                                ---------      -----------
Donald Ochacher, Chairman, CEO and a Director(2)       565,000           4.5%
Elwood C. Trotter, Vice President(3)                   407,313           3.3%
Garry Newman, Vice President (4)                       262,581           2.1%
Wayne Case, Director                                    15,000           0.0%
Marco Calmes, Director (5)                              25,000           0.0%
                                                     ---------       -----------
All current directors and
officers as a group (6 persons)                      1,405,725          10.5%
                                                     =========       ==========

5% Holders
Schmitt Industries, Inc.                             1,153,058           9.5%
2765 N.W. Nicolai Street
Portland, OR  97210



1 Assumes that only each person's options have been exercised and no other person's have been exercised for the percentage calculation.
2 Includes 537,500 stock options outstanding and exercisable at 12/31/01. Options issued during fiscal 2000 contained vesting terms which include immediate vesting of 50% of the options granted and quarterly vesting for twelve quarters for the balance.
3 Includes 388,537 stock options outstanding and exercisable at 12/31/01. Options issued during fiscal 2000 contained vesting terms which include immediate vesting of 50% of the options granted and quarterly vesting for twelve quarters for the balance.
4 Includes 262,081 stock options outstanding and exercisable at 12/31/01. Options issued during fiscal 2000 contained vesting terms which include immediate vesting of 50% of the options granted and quarterly vesting for twelve quarters for the balance.
5    Includes  25,000 stock options  outstanding  and  exercisable at 12/31/01.

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


Item 13.
                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------


     (a)  Financial Statements

          Reports of Independent Certified Public Accountants

          Consolidated Financial Statements

              Balance Sheet as of December 31, 2001;
              Statements of Operations for the years ended December 31, 2001 and 2000; Statements of Stockholders' Equity for the years ended December
              31, 2001, and 2000;
              Statements of Cash Flows for the years ended December 31, 2001 and 2000

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

          9    Voting Trust Agreement

               None

          10   Material Contracts

               Lease Agreement for plant facilities, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999

               (b)1.Employment  Agreement  with Garvin McMinn,  Incorporated  by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (b)2.Amendment to Employment with Garvin McMinn,  Incorporated by reference to exhibits to Amended Form 10 filed July 23, 1999
               (c)1.Employment  Contract with CFO Janet Maxey,  Incorporated  by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (c)2.Amendment  to  Employment  Contract  with CFO  Janet  Maxey,
                    Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (d)1.Employment  Contract  with Vice  President  Elwood  Trotter,
                    Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (d)2.Amendment to Employment  Contract with Vice President Elwood
                    Trotter, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (e) Form of Option Certificate delivered to certain Key Employees in connection with the Grant of Individual Options to said Employees, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (f) Patent Royalty Agreement between Puff Pac, Ltd. (the Company's predecessor), and Puff Pac People, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (g) Escrow Agreement, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (h) 1999 Non-Qualified Key Man Stock Option Plan, Incorporated by reference to exhibits attached to Amended Form 10 filed July 23, 1999
               (i) 1999 Investment Banking Agreement, Incorporated by reference to Form 10K exhibits filed April 14, 2000
               (j) 2000 Investment Banking Agreement, Incorporated by reference to Form 10K exhibits filed April 14, 2000
               (k) 2001 Investment Banking Agreement, Incorporated by reference to Form 10KSB exhibits filed April 17th, 2001
               (l) 3M Agreement with 3M Stationery Products Division, Incorporated by reference to Form 10KSB exhibits filed April 17th, 2001
               (m) 3M Agreement with 3M Packaging Systems Division, Incorporated by reference to Form 10KSB exhibits filed April 17th, 2001
               (n)  Indenture with Interwest Transfer Company

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


                                                AIR PACKAGING
                                                TECHNOLOGIES, INC.

                                                /s/ Donald Ochacher
                                                --------------------------------
                                                Donald Ochacher
Date:  4/15/02                                  Chief Executive Officer
     ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                      Date
---------                          -----                      ----

                            Chairman of the Board,
                            Director, and
/s/ Donald Ochacher         Chief Executive Officer         4/15/02
--------------------
Donald Ochacher


/s/ Janet Maxey             Chief Financial Officer         4/15/02
--------------------
Janet Maxey


/s/ Wayne Case               Director                       4/15/02
--------------------
Wayne Case

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                                    Contents



         Report of Independent Certified Public Accountants                  F-1


         Consolidated Financial Statements

         Balance Sheet as of December 31, 2001                               F-2

         Statements of Operations for the years ended
              December 31, 2001 and 2000                                     F-3

         Statements of Stockholders' Deficit for the years ended
              December 31, 2001 and 2000                                     F-4

         Statements of Cash Flows for the years ended
              December 31, 2001 and 2000                                     F-5


         Notes to Consolidated Financial Statements                          F-7

               Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
Air Packaging Technologies, Inc.
Valencia, California


We have audited the accompanying consolidated balance sheet of Air Packaging Technologies, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Packaging Technologies, Inc. and Subsidiary at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a stockholders' deficit and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ BDO Seidman, LLP

Los Angeles, California
April 15, 2002


                             Air Packaging Technologies, Inc.
                                      and Subsidiary

                                Consolidated Balance Sheet


                                                                             December 31,
                                                                                2001
                                                                            ------------
Assets (Note 8)

Current assets
   Cash and cash equivalents                                                $    290,960
   Trade receivables, net of allowance for doubtful accounts of $6,313
     (Note 13)                                                                    57,285
   Inventories, net (Note 4)                                                     950,075
   Advances and prepaids                                                          24,466
                                                                            ------------

Total current assets                                                           1,322,786

Property and equipment, net (Note 5)                                             662,743

Intangible assets, net (Note 6)                                                  251,756

Deferred financing costs, net of accumulated amortization of $29,167
   (Notes 8 and 9)                                                                70,833

Deposits                                                                          64,128
                                                                            ------------

Total assets                                                                $  2,372,246
                                                                            ============

Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                         $    517,844
   Accrued expenses                                                              251,752
   Customer deposits                                                             297,856
                                                                            ------------

Total current liabilities                                                      1,067,453

Long term liabilities
   Convertible notes, net of unamortized discount of $366,774 (Note 8)         1,093,227
   7% Promissory Notes (Note 8)                                                1,300,000
                                                                            ------------

Total liabilities                                                              3,460,680
                                                                            ------------

Commitments and contingencies (Notes 9 and 12)

Stockholders' deficit (Notes 8 and 9)
   Common stock, $.01 par value, 50,000,000 shares authorized;
     12,094,175 shares issued and outstanding                                    120,942
   Additional paid-in capital                                                 25,458,284
   Accumulated deficit                                                       (26,667,660)
                                                                            ------------

Total stockholders' deficit                                                   (1,088,434)
                                                                            ------------

Total liabilities and stockholders' deficit                                 $  2,372,246
                                                                            ============

                            See accompanying notes to consolidated financial statements.


                          Air Packaging Technologies, Inc.
                                   and Subsidiary

                        Consolidated Statements of Operations



                                                         Years ended December 31,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------
Net sales (Note 13)                                   $  1,662,265    $    909,214

Cost of sales                                            2,141,861       1,148,010
                                                      ------------    ------------

Gross loss                                                (479,596)       (238,796)
                                                      ------------    ------------

Operating expenses
   Selling, general and administrative                   2,362,987       1,752,205
   Research and development                                  8,932           2,300
                                                      ------------    ------------

Total operating expenses                                 2,371,919       1,754,505
                                                      ------------    ------------

Loss from operations                                    (2,851,515)     (1,993,301)
                                                      ------------    ------------

Other income (expense)
   Interest expense                                       (540,170)     (1,568,852)
   Interest income                                           5,618          20,262
   Other income                                             17,619          52,671
                                                      ------------    ------------

Total other income (expense)                              (516,933)     (1,495,919)
                                                      ------------    ------------

Net loss                                              $ (3,368,448)   $ (3,489,220)
                                                      ============    ============

Loss per common share - basic and diluted             $       (.29)   $       (.36)
                                                      ============    ============

Weighted average number of common shares outstanding
   Basic and diluted                                    11,753,639       9,771,632
                                                      ============    ============





                       See accompanying notes to consolidated financial statements.



                                         Air Packaging Technologies, Inc.
                                                  and Subsidiary

                             Consolidated Statements of Stockholders' Equity (DEFICIT)


                                                                                                            Total
                                                 Common Stock              Additional                   Stockholders'
                                         ----------------------------       Paid-In     Accumulated        Equity
                                            Shares           Amount         Capital       Deficit         (Deficit)
                                         ------------    ------------    ------------   ------------    ------------
Balance, January 1, 2000                    7,966,408    $     79,664    $ 20,789,787   $(19,809,992)   $  1,059,459

Cancellation of escrow shares (Note 9)       (445,993)         (4,460)          4,460           --              --
Net cash proceeds from private
   placements (Note 9)                        450,000           4,500         196,672           --           201,172
Conversion of 7% senior debentures
   (Notes 8 and 9)                          3,137,943          31,380       2,543,052           --         2,574,432
Exercise of options (Note 9)                   40,000             400          19,489           --            19,889
Exercise of warrants (Note 9)                  50,000             500          36,154           --            36,654
Issuance of common stock for services
   (Note 9)                                   100,000           1,000          40,779           --            41,779
Issuance of warrants for services
   (Note 9)                                      --              --            42,460           --            42,460
Stock-based compensation related to
   re-priced options (Note 9)                    --              --            19,000           --            19,000
Beneficial conversion feature of 8.75%
   convertible notes (Note 8)                    --              --           718,750           --           718,750
Net loss                                         --              --              --       (3,489,220)     (3,489,220)
                                         ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2000                 11,298,358         112,984      24,410,603    (23,299,212)      1,224,375

Issuance of warrants (Note 9)                    --              --           504,184           --           504,184
Conversion of accrued interest on 7%
   senior debentures (Notes 8 and 9)           20,817             208          16,654           --            16,862
Exercise of warrants (Note 9)                 775,000           7,750         372,843           --           380,593
Stock-based compensation related to
   re-priced options (Note 9)                    --              --            29,000           --            29,000
Beneficial conversion feature of 8.75%
   convertible notes (Note 8)                    --              --           125,000           --           125,000
Net loss                                         --              --              --       (3,368,448)     (3,368,448)
                                         ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2001                 12,094,175    $    120,942    $ 25,458,284   $(26,667,660)   $ (1,088,434)
                                         ============    ============    ============   ============    ============





                                                      See accompanying notes to consolidated financial statements.


                              Air Packaging Technologies, Inc.
                                       and Subsidiary

                           Consolidated Statements of Cash Flows

Increase (decrease) in cash and cash equivalents
                                                                 Years ended December 31,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
Cash flows from operating activities
   Net loss                                                     $(3,368,448)   $(3,489,220)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                  315,999        288,327
     Provision for doubtful accounts                                   --           42,663
     Inventory reserve                                              120,000        133,000
     Stock-based compensation                                        29,000         19,000
     Interest expense associated with debt conversion price
       reduction                                                       --        1,009,771
     Non-cash interest expense related to 8.75% convertible
       notes                                                        122,258        354,719
     Non-cash financing and interest expense                        540,540        204,355
     Expense on revaluation of warrants                                --           11,765
     Increase (decrease) from changes in:
       Trade receivables                                            125,157       (167,504)
       Inventories                                                 (589,656)       (36,028)
       Advances and prepaids                                         (3,975)        21,404
       Deposits                                                      (3,750)          (278)
       Accounts payable and accrued liabilities                     434,982         26,358
       Customer deposits                                            286,105           --
                                                                -----------    -----------

Net cash used in operating activities                            (1,991,788)    (1,581,668)
                                                                -----------    -----------

Cash flows from investing activities
   Purchases of property and equipment                             (263,640)      (180,904)
   Patent expenditures                                              (94,862)       (35,855)
                                                                -----------    -----------

Net cash used in investing activities                              (358,502)      (216,759)
                                                                -----------    -----------

Cash flows from financing activities
   Net proceeds from private placements, net of $48,828
     capital costs                                                     --          201,172
   Net proceeds from exercise of warrants, net of $6,907 and
     $111 capital costs                                             380,593         24,889
   Net proceeds from exercise of options, net of $111 capital
     costs                                                             --           19,889
   Payments of deferred loan costs                                     --          (87,500)
   Proceeds from 8.75% convertible notes                            125,000        875,000
   Proceeds from 7% promissory notes                              1,760,000           --
   Costs associated with debt conversion                               --           (9,517)
                                                                -----------    -----------

Net cash provided by financing activities                         2,265,593      1,023,933
                                                                -----------    -----------

Net increase (decrease) in cash                                      84,697       (774,494)

Cash, at beginning of year                                          375,657      1,150,151
                                                                -----------    -----------

Cash, at end of year                                            $   290,960    $   375,657
                                                                ===========    ===========

                              See accompanying notes to consolidated financial statements.

                              Air Packaging Technologies, Inc.
                                       and Subsidiary

                           Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information

The Company did not pay any interest during 2001 and 2000, respectively. The Company paid income taxes in the amount of $800 and $800 during 2001 and 2000, respectively.

On October 1, 2001, the Company converted $460,000 of 7% Promissory Notes into 7% Convertible Notes (see Note 8).

During 2001, the Company converted accrued interest of $16,862 to common stock (see Note 8).

During 2001 and 2000, the Company recorded a discount of $125,000 and $718,750 relating to a beneficial conversion feature on $125,000 and $875,000 of 8.75% Convertible Notes. During the years ended December 31, 2001 and 2000, the Company recognized $122,258 and $354,719 of these amounts as interest expense (see Note 8).

In January 2000, the Company released 445,993 shares of common stock from escrow (see Note 9).

The Company issued 500,000 warrants in partial consideration for services rendered under an investment banking agreement, and recorded total deferred financing cost of $42,460 at December 31, 2000, of which $13,355 and $29,105 was amortized during 2001 and 2000. Under the same agreement, the Company issued
100,000 shares of common stock and recorded a deferred financing cost of approximately $42,000 that is being amortized over the term of the agreement (see Note 9).

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

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 1 -- NATURE OF OPERATIONS

Air Packaging Technologies, Inc. and Subsidiary (the "Company"or "APTI") is engaged in the manufacturing, distribution, marketing, and continued development of inflatable, protective packaging for use in shipment of higher end fragile products. It holds worldwide patents on a packaging system, which utilizes chambered packing material which provides an Air Box cushion around shipments. Its Air Box system competes favorably against materials like bubble wrap, urethane foam, etc. in terms of protection, ease of use and storage, for shipment of higher value items throughout the world. The Company has entered into two agreements with Minnesota Mining and Manufacturing Company (3M) pursuant to which the Company will be manufacturing products to be sold under 3M's name. The Company was incorporated in the State of Delaware on November 9, 1989.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Air Packaging Technologies, Inc. and its wholly-owned foreign subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The foreign subsidiary currently has no operations, therefore has no foreign translation adjustment.

Revenue Recognition

Revenue is recognized upon shipment of products at which time title transfers to the customer.

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

Intangible Assets

Patents, trademarks, and rights to patent and trademark royalties are carried at cost less accumulated amortization which is calculated on a straight-line basis over ten years, the estimated useful lives of the assets. The Company periodically evaluates and assesses the overall recoverability of its intangible assets by determining if the unamortized balance can be recovered.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods and services from non-employees in exchange for equity instruments. In accordance with SFAS 123, the Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS 123, the Company has provided footnote disclosure based on the fair value method with respect to stock-based employee compensation. The value of the stock-based award is determined using a pricing model whereby compensation cost of the fair value of the stock as determined by the model amortized over the period earned usually the vesting period.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, inventories, accounts payable, accrued expenses and customer deposits, approximates the carrying value in the consolidated financial statements at December 31, 2001 as a result of their short term nature.

At December 31, 2001, the fair value of the Convertible Notes and Promissory Notes are estimated to be approximately $1,020,430 and $908,602 based on the quoted market prices using an interest rate of 12%.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings
(loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock, but does not include the impact of these dilutive securities that would be antidilutive. During the two years ended December 31, 2001, these securities were antidilutive and thus, were excluded from the computation of diluted loss per share. All prior period weighted average and per share information had no effect on the amounts presented in accordance with SFAS 128.

At December 31, 2001 and 2000, there were outstanding options and warrants to purchase 3,182,500 and 4,072,500 common shares and convertible debt securities that were convertible into 3,075,000 and 2,187,500 common shares, respectively, which were not included in the computation of diluted loss per common share because the effect would be antidilutive. There are an additional 2,000,000 non-detachable warrants associated with the 8.75% Convertible Notes which were also excluded from the computation of loss per common share.

Segments of an Enterprise

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate. At December 31, 2001 and 2000, the Company did not report any segment information as operations and business activity are considered one segment.

Accounting Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

New Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of this Statement will have no impact on its financial statements.

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

NOTE 3 -- LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its losses during the past two years, ($3,368,448) and ($3,489,220) in 2001 and 2000, and an
accumulated deficit of ($26,667,660) at December 31, 2001. In addition, the Company is currently operating at a deficit. The Company needs to increase sales substantially in order to cover all of its fixed costs and to operate at a profit.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 3 -- LIQUIDITY AND GOING CONCERN (Continued)

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

NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                            December 31,
                                                2001
                                           --------------

Raw materials                             $      507,294
Work-in-process                                    5,226
Finished goods                                   437,555
                                           --------------

                                          $      950,075
                                          ===============

The  above   balances  are  presented  net  of  total   inventory   reserves  of
approximately $254,431 at December 31, 2001.

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            December 31,
                                                2001
                                           --------------

Manufacturing equipment                    $   2,115,819
Dies and molds                                   190,243
Computer equipment                               123,142
Quality control lab                              105,041
Office equipment                                 110,705
                                           --------------

                                               2,644,950

Less accumulated depreciation                 (1,982,207)
                                           --------------

                                           $     662,743
                                           ==============

Depreciation and amortization expense for property and equipment charged to operations for the years ended December 31, 2001 and 2000 was $261,102 and $234,886, respectively.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 6 -- INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                                        December 31,
                                                            2001
                                                      ----------------

Patents                                               $       842,261
Trademarks                                                      3,647
Rights to patent and trademark royalties                       90,146
                                                      ----------------

                                                              936,054

Less accumulated amortization                                (684,298)
                                                      ----------------

                                                      $       251,756
                                                      ================

Amortization expense for intangible assets charged to operations for the years ended December 31, 2001 and 2000 was $54,897 and $53,441, respectively.

NOTE 7 -- RELATED PARTY TRANSACTIONS

A former employee of the Company, who resigned effective June 4, 1999 entered into a one year consulting agreement to provide consulting services at a fee of $5,000 per month. The agreement expired on May 31, 2000. Consulting expense for the years ended December 31, 2000 was $25,000.

NOTE 8 -- 7% SENIOR CONVERTIBLE DEBENTURES, 8.75% CONVERTIBLE NOTES AND 7% PROMISSORY NOTES

7% Senior Convertible Debentures

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

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 8 -- 7% SENIOR CONVERTIBLE DEBENTURES 8.75% CONVERTIBLE NOTES AND 7% PROMISSORY NOTES (Continued)

In conjunction with these Notes, the Company paid a finder's fee of $150,000 and other financing costs, of which $10,417 was amortized during 1999. Due to the conversion of the Debentures, the remaining portion, or $139,583, was fully amortized during the year ended December 31, 2000.

8.75% Convertible Notes

During 2001 and 2000, the Company issued $125,000 and $875,000 in Convertible Notes with interest payable annually in common stock on December 31 at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2003 into shares of common stock of the Company. The conversion price shall be the lesser of $0.40 per share or a 20% discount to the closing high bid price on the date of conversions if the closing high bid price for the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provisions. In addition, each Convertible Note is part of a unit consisting of the debenture, one $0.50 warrant and one $0.60 warrant allowing the purchase of one share of common stock per warrant at certain times before January 1, 2004, subject to certain conditions. During the year ended December 31, 2001, the Company converted the accrued interest at December 31, 2000 of $16,862 on the Convertible Notes to common stock (see Note
9).

As a result of the beneficial conversion feature related to the 20% discount on conversion price and value assigned to the warrants, the Company recorded a discount on the Notes of $125,000 in 2001 and $718,750 in 2000, of which $122,258 and $354,719 was recognized as interest expense during 2001 and 2000. The remaining unamortized discount is being amortized over the life of the Notes.

In connection with these Notes, the Company paid a finder's fee of $12,500 and $87,500 in 2001 and 2000, which is being amortized over the life of the Notes. At December 31, 2001 and 2000, amortization amounted to $25,000 and $4,167.

7% Promissory Notes

During the year ended December 31, 2001, the Company issued $1,760,000 in 7% Promissory Notes, which are due at various dates beginning in April 2004 through December 2004. The Promissory Notes are unsecured and are callable upon thirty days written notice from either the Company or the investor. The Promissory Notes accrue interest at 7% per annum and are payable annually.

On October 1, 2001, the Company converted $460,000 of its Promissory Notes to Convertible Notes. The interest rate and due date remained the same. In connection with the conversion, the Company issued 230,000 warrants at an exercise price of $.85, which expire on August 21, 2004 (see Note 9). The Company valued these under the Black-Scholes Model which amounted to $90,588.

On February 5, 2002, the Company converted $1,025,000 of 7% Promissory Notes to 7% Convertible Notes.

NOTE 9 -- STOCKHOLDERS' EQUITY

Common Stock

Pursuant to a one-year investment banking agreement dated March 27, 2000 with Givigest Fiduciaria SA ("Givigest") to raise capital, the Company issued 100,000 shares of common stock to Givigest, which were valued at fair market value, or $0.42. As a result, the Company recorded a deferred financing cost of $42,000, which was amortized over the term of the agreement and a corresponding credit to additional paid-in capital of $41,779 (net of capital costs).

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 9 -- STOCKHOLDERS' EQUITY

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

During  the year  ended  December  31,  2001 and 2000,  the  Company  recorded a
beneficial   conversion   feature  of  $125,000  and   $718,750  to   additional
paid-in-capital associated with the Convertible Notes (see Note 8).

During the year ended December 31, 2001, the Company converted the accrued interest of $16,862 at December 31, 2000 on the Convertible Notes to common stock.

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

During 1999, the Company's board of directors repriced 435,000 outstanding stock options based on the fair value of the stock, and amended the exercise price to $1.50 per share. Of the 435,000 options, 320,000 options were to employees and 115,000 options were to non-employees. As a result, the Company recorded stock-based compensation of $16,050 for the options held by non-employees, calculated based on the Black Scholes option-pricing model. The employee options were subject to variable plan accounting beginning on July 1, 2000. During 2001 and 2000 $29,000 and $19,000 of compensation expense was recorded because the stock price at December 31, 2001 and 2000 exceeded the measurement price, which is the exercise price on the date on which the variable plan accounting went into effect.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 9 -- STOCKHOLDERS' EQUITY (Continued)

During 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire on various dates through December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded $29,000 and $19,000 in compensation expense for the years ended December 31, 2001 and 2000, which represents the amount by which the intrinsic value of the variable options at December 31, 2001 exceeded the value of the options on July 1, 2000, or the measurement date. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options in accordance with APB 25.

During 2001, the Company issued 825,000 stock options, which expire at various dates through August 21, 2005. These options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant.

Warrants

Pursuant to the investment banking agreement dated with Givigest, the Company granted a total of 500,000 warrants to purchase common stock, exercisable at $0.50 per share for three years. As a result, the Company recorded additional financing expense of $42,460 to be amortized over the term of the agreement.

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, Givigest raised $1,250,000 by June 30, 2001 on a firm commitment basis. Givigest also raised an additional $843,500 by March 31, 2002. Pursuant to the terms of the agreement, the Company granted 250,000 warrants to purchase the Company's common stock at an exercise price of $1.48 for a three-year term. The Company valued the warrants at $171,446 and is amortizing the amount over the term of the agreement, of which $128,584 was amortized during 2001. In addition, the Company will grant one additional warrant for each $10 raised.

In May 2000, the Company issued 450,000 shares of common stock through a private placement. Each share issued had attached a warrant to purchase one additional share of common stock at $0.50 for a three-year term.

During 2001, the Company issued 630,000 warrants to third parties. These warrants were valued using the Black-Scholes model and the Company recorded stock-based expense of $332,585.

On August 8, 2000, the Company entered into a product purchase agreement (the "Agreement") with Minnesota Mining and Manufacturing ("3M") under which the Company has agreed, among other things, to sell certain products to 3M on a worldwide exclusive basis. The Agreement is of an indefinite duration. Pursuant to the Agreement, 3M has been granted under certain circumstances a right of first refusal to purchase the Company and has also been granted four warrants, each of which entitles 3M to purchase 560,000 shares of the Company's Common Stock. The first of the four warrants is exercisable immediately at $0.55 per share until February 10, 2003. The value of these warrants, which were calculated based on the Black-Scholes model, has been reflected in the consolidated financial statements. Each additional warrant will vest for every $2 million of sales to 3M in any given twelve-month period, and will become exercisable on the first day of the following month in which the required sales level has been reached. The remaining three warrants will be at market price when such levels are reached and will be exercisable for two and one half years from the vesting date. As of December 31, 2001 the Company had made total sales to 3M under their agreements totaling approximately $1,070,000. The warrants that are contingent upon future events have been excluded from the option and warrant tables below.

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

NOTE 9 -- STOCKHOLDERS' EQUITY (Continued)

Also excluded from the following tables are 1,000,000 warrants exercisable at $0.50 per share and 1,000,000 warrants exercisable at $0.60 per share, which are non-detachable and issued as part of a unit in connection with $1,000,000 of 8.75% Convertible Notes issued during 2000 (see Note 8). The $0.50 warrants are exercisable upon conversion of the note and expire nine months thereafter. The $0.60 warrants become exercisable upon exercise of the $0.50 warrants and expire nine months following that date.

Option and warrant activity is as follows:

                                            Stock Options                 Warrants
                                      --------------------------  -----------------------
                                                       Weighted                 Weighted
                                                        Average                 Average
                                      Number of        Exercise   Number of     Exercise
                                        Shares           Price      Shares        Price
                                      ----------       ---------  ----------    ---------
Outstanding at January 1, 2000           435,000       $   1.50      140,000    $   1.50
    Granted                              675,000           0.50    1,510,000        0.52
    Exercised                            (40,000)          0.50      (50,000)       0.50
    Expired/canceled                    (257,500)          1.50      (90,000)       1.50
                                      ----------       ---------  ----------    ---------

Outstanding at December 31, 2000         812,500           0.67    1,510,000        0.52
    Granted                              825,000           1.23      880,000        1.23
    Exercised                               --          --          (775,000)       0.50
    Expired/canceled                     (70,000)          1.20         --       --
                                      ----------       ---------  ----------    ---------

Outstanding at December 31, 2001       1,567,500       $   0.94    1,615,000    $   0.99
                                      ==========       =========  ==========    =========
Exercisable at December 31, 2001       1,452,891       $   0.98    1,615,000    $   0.99
                                      ==========       =========  ==========    =========

Information relating to stock options and warrants at December 31, 2001 summarized by exercise price are as follows:

                                         Outstanding                         Exercisable
                           -----------------------------------------   -------------------------
                                              Weighted Average             Weighted Average
                                          -------------------------   -------------------------
                                             Life        Exercise                    Exercise
Exercise Price Per Share     Shares        (Months)       Price         Shares         Price
-------------------------  -----------    -----------   -----------   ------------   ----------
Stock Options:

     $0.50                    670,000           30.8    $     0.50        555,391    $    0.50
     $0.85                    300,000           44.0          0.85        300,000         0.85
     $1.48                    500,000           39.5          1.48        500,000         1.48
     $1.50                     97,500           17.4          1.50         97,500         1.50
                           -----------    -----------   -----------   ------------   ----------

                            1,567,500           35.3    $      .94      1,452,891    $     .98
                           ===========    ===========   ===========   ============   ==========

Warrants:

     $0.50                    175,000           14.9    $     0.50        175,000    $    0.50
     $0.55                    560,000           13.5          0.55        560,000         0.55
     $0.80                    125,000           36.0          0.80        125,000         0.80
     $0.85                    230,000           30.5          0.85        230,000         0.85
     $1.48                    500,000           27.0          1.48        500,000         1.48
     $1.70                     25,000           27.0          1.70         25,000         1.70
                           -----------    -----------   -----------   ------------   ----------
                            1,615,000           22.2    $      .99      1,615,000    $     .99
                           ===========    ===========   ===========   ============   ==========

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

NOTE 9 -- STOCKHOLDERS' EQUITY (Continued)

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

                                                                December 31,
                                                       ------------------------------
                                                            2001            2000
                                                       -------------   --------------
Net loss, as reported                                  $  (3,368,448)  $  (3,489,220)

Net loss, pro forma                                       (3,927,848)     (3,552,060)


Loss per common share - basic and diluted, as reported $        (.29)  $        (.36)


Loss per common share - basic and diluted, pro forma   $        (.33)  $        (.36)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 65% and 23% in 2001 and 2000, respectively, an expected life of four and four and a half years in 2001 and 2000, respectively, no dividends would be declared during the expected term of the options, risk-free interest rate of 5.0% and 6.30% for 2001 and 2000, respectively.

The weighted average fair value of stock options granted to employees during 2001 and 2000 was $0.66 and $0.15, respectively.

NOTE 10 -- CUSTOMER DEPOSITS

At December 31, 2001, the Company had customer deposits of $297,856, which consists of cash advances received from customers prior to product being shipped.

NOTE 11 -- INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109. At December 31, 2001, the Company has a net operating loss carryforward (NOL) of approximately $23,400,000 for federal tax purposes. At December 31, 2001, the Company has a deferred tax asset of approximately $9,360,000, which primarily relates to net operating losses. A 100% valuation allowance has been established as management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The provision differs from the expense that would result from applying Federal statutory rate of 34% to income before taxes primarily because of state income taxes and the valuation allowance on deferred tax assets. The NOLs expire as follows:

   Year ending December 31,                            Amount
-------------------------------                     -------------
          2007                                    $    5,400,000
          2008                                         2,000,000
          2009                                         2,300,000
          2010                                         1,400,000
          2011                                         1,800,000
          2012                                         2,100,000
          2018                                         1,400,000
          2019                                         1,700,000
          2020                                         1,900,000
          2021                                         3,400,000
                                                    -------------

          Total                                   $   23,400,000
                                                    =============

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 11 -- INCOME TAXES (Continued)

The Company also has state net operating loss carryforwards of approximately $8,900,000 available to offset future taxable income for state tax purposes that expire at various dates through 2011. The Company's net operating loss carryforwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

Lease Commitments

Minimum lease commitments under noncancelable operating lease agreements are as follows:

   Year ending December 31,                        Amount
-------------------------------                  ------------

         2002                                  $     214,981
         2003                                        221,981
         2004                                        216,161
         2005                                         91,333
                                                 ------------

         Total                                 $     744,456
                                                 ============

Rent expense was $176,168 and $147,494 for the years ended December 31, 2001 and 2000, respectively.

Royalty Agreements

The Company is required to pay royalties related to certain patents and trademarks. Total expense related to these agreements was $11,040 in 2001 and $5,723 in 2000.

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

                        Air Packaging Technologies, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements


NOTE 12 -- COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 13 -- SIGNIFICANT  CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER
           RISKS AND UNCERTAINTIES

The Company operates primarily in one industry segment: developing, manufacturing and distributing of inflatable commercial packaging systems. The Company's sales are primarily to companies producing Silicon wafers and computer chips in California, Arizona, Oregon, Colorado and Texas in the United States, Denmark and the U.K. in Europe, and Singapore in Asia.

Sales are summarized by geographic areas as follows:

For the year December 31,                       2001             2000
--------------------------                   ------------      ---------

United States                              $   1,381,933     $  715,192
United Kingdom                                   119,495         73,570
Portugal                                          95,000         59,709
Malaysia                                          26,427         38,481
Other                                             39,410         22,262
                                             ------------      ---------

Total sales                                $   1,662,265     $  909,214
                                             ============      =========

The Company had one customer who accounted for approximately 57% and 13% of net sales in 2001 and 2000.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and accounts payable. The Company frequently makes large credit sales to customers. At December 31, 2001, approximately $21,000 or 34% of the Company's accounts receivable was due from two customers and approximately $176,000 or 34% of the Company's accounts payable was due to two vendors.

NOTE 14 -- FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company recorded adjustments that increased its net loss by approximately $565,000, which includes an increase in the inventory reserve of $120,000, interest expense associated with warrants of $262,000 and non-cash financing expense of $183,000.

NOTE 15 -- SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company issued promissory notes for $206,000 bearing interest at 7% per annum and maturing at various dates through April 30, 2005. The notes are unsecured and are callable by either the Company or the note holder upon thirty days' written notice.