Form 10QSB
period 2002-03-31
AIR PACKAGING TECHNOLOGIES INC
filed 2002-05-15
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2002, there were 12,094,175 shares of common stock outstanding.

                        AIR PACKAGING TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                -----------------




  PART 1 - FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Balance Sheets - March 31, 2002 and December 31, 2001         1

                Statements of Operations - Three months ended
                March 31, 2002 and 2001                                       2

                Statements of Cash Flows - Three months ended
                March 31, 2002 and 2001                                       3

                Notes to Financial Statements                                 4

      Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       7

  Part II - OTHER INFORMATION


           Item 1.    Legal Proceedings                                      12

           Item 2.    Changes in Securities                                  12

           Item 3.    Defaults Upon Senior Securities                        12

           Item 4.    Submission of Matters to a Vote of Security Holders    12

           Item 5.    Other Information                                      12

           Item 6.    Exhibits                                               13

  SIGNATURES                                                                 13

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                   3/31/2002      12/31/2001
                                                  (Unaudited)     (Audited)
                                                 ------------    ------------
ASSETS
Current assets
Cash                                             $     16,947    $    290,960
Trade receivables, net of allowance of
    $4,930 and $6,313                                  60,701          57,285
Inventories, net of reserve of $254,430
    and $254,430                                      928,990         950,075
Advances and prepaids                                  22,918          24,466
                                                 ------------    ------------
    Total current assets                            1,029,556       1,322,786

Property and equipment, net of depreciation
    of $2,046,729 and $ 1,982,207                     613,501         662,743
Intangible assets, net of amortization of
    of $696,155 and $684,298                          245,888         251,756
Deferred financing costs, net of amortization
    of $35,417 and $29,167                             64,583          70,833
Deposits                                               64,128          64,128
                                                 ------------    ------------
    Total assets                                 $  2,017,656    $  2,372,246
                                                 ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Accounts payable & accrued expenses              $    726,202    $    769,597
Deferred revenue                                      286,472         297,856
                                                 ------------    ------------
     Total current liabilities                      1,012,674       1,067,453

Convertible notes, net of discount of $799,729
  and $366,774                                      1,700,271       1,093,227
7% Promissory Notes                                   442,000       1,300,000
                                                 ------------    ------------
     Total long term liabilities                    2,142,271       2,393,227

Common stock, $.01 par value per share
 Authorized - 50,000,000 shares;
 Issued and outstanding  12,094,175 at
    March 31, 2002 and 12,094,175 at
    December 31, 2001                                 120,942         120,942
Additional paid in capital                         25,961,113      25,458,284
Accumulated deficit                               (27,219,344)    (26,667,660)
                                                 ------------    ------------
     Total stockholders' deficit                   (1,137,289)     (1,088,434)
                                                 ------------    ------------
     Total liabilities & stockholders' deficit   $  2,017,656    $  2,372,246
                                                 ============    ============


See notes to consolidated financial statements.



                   AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                        Consolidated Statements of Operations


                                                Three months ended  Three months ended
                                                    3/31/2002           3/31/2001
                                                   (Unaudited)         (Unaudited)
                                                   ------------       ------------
Net sales                                          $    168,156       $    545,980

Cost of sales                                           201,585            449,502
                                                   ------------       ------------

Gross profit (loss)                                     (33,429)            96,478

Operating expenses:
  Selling, general and administrative expenses          399,399            540,472

  Research and development                                 --                  950
                                                   ------------       ------------
Total operating expenses                                399,399            541,422

Loss from operations                                   (432,828)          (444,944)

Other income (expense)
  Interest expense                                     (129,636)           (52,804)
  Interest income                                           220              2,380
  Other income                                           10,560              5,466
                                                   ------------       ------------

Net loss                                           $   (551,684)      $   (489,902)
                                                   ============       ============


Loss per common share:
     Basic and diluted                             $      (0.05)      $      (0.04)
                                                   ============       ============


Weighted average number of common
shares outstanding:
     Basic and diluted                               12,094,175         11,298,358
                                                   ============       ============




See notes to consolidated financial statements



                              AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                   Consolidated Statements of Cash Flows


                                                                        Three months ended Three months ended
                                                                             3/31/2002         3/31/2001
                                                                            (Unaudited)       (Unaudited)
                                                                             ---------         ---------
Cash flows from operating activities:
  Net loss                                                                   $(551,684)        $(489,902)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                              82,629           101,305
     Amortization of discount on secured debt                                   45,564              --
     Provision for bad debts                                                     1,383              --
     Non-cash interest expense related to
      convertible notes payable                                                 87,309            30,564
     Stock-based compensation                                                  (48,000)           56,000
     Increase (decrease) from changes in:
       Trade receivables                                                        (4,799)          (98,702)
       Inventories                                                              21,085          (340,873)
       Advances and prepaids                                                     1,548             3,947
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities                                  (43,395)          418,612
       Deferred revenue                                                        (11,384)             --
                                                                             ---------         ---------
       Net cash used in operating activities                                  (419,744)         (319,049)
                                                                             ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment                                          (15,280)         (156,934)
  Patent expenditures                                                           (5,989)          (13,711)
                                                                             ---------         ---------
       Net cash used in investing activities                                   (21,269)         (170,645)
                                                                             ---------         ---------
Cash flows from financing activities:
  Payments of deferred loan costs                                                 --             (12,500)
  Proceeds from 7% note                                                        167,000           125,000
  Proceeds from 8.75% convertible notes                                           --             125,000
                                                                             ---------         ---------
       Net cash provided by financing activities                               167,000           237,500
                                                                             ---------         ---------
Net decrease in cash                                                          (274,013)         (252,194)

Cash, beginning of period                                                      290,960           375,657
                                                                             ---------         ---------
Cash, end of period                                                          $  16,947         $ 123,463
                                                                             =========         =========

Supplemental disclosure of
       cash flow information:
  Cash paid during the three months for:
      Income taxes                                                           $     800         $     800
  Non-cash disclosure:
          During  the  quarter  ended  March 31,  2002,  the  Company  converted
          1,025,000 of 7% Promissory Notes to Convertible Debentures,  resulting in a beneficial conversion feature of $507,967.



See notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States of America applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-KSB for the fiscal year ended December 31, 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Certain prior years' amounts have been reclassified to conform to the current years' presentation.


Note 2 - Liquidity and Going Concern
------------------------------------

The financial statements as of March 31, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($3,368,448), ($3,489,220) and ($1,853,012) in 2001, 2000 and
1999, respectively and a net loss of ($551,684) for the three months ended March 31, 2002 and an accumulated deficit of ($27,219,344) at March 31, 2002. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants on April 1, 2001 at fair market value to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The value of these warrants will be amortized over the term of the agreement. The fair value of the warrants is estimated on the date of grant utilizing the Black-Scholes Model. The amount calculated was $171,446 which was expensed over the life of the agreement. In 2002, the Company recorded $42,862 in financing expense. During the first quarter of 2002, $167,000 was raised under the agreement.

Note 3 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and convertible notes, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share for the three months ended March 31, 2002 and 2001 because the effect would be antidilutive.


Note 4 - Exercise of Warrants And Options
-----------------------------------------

During the three months ended March 31, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded a reduction in compensation expense of $48,000 for the three months ended March 31, 2002, which represents the amount by which the intrinsic value of the variable options at March 31, 2002 decreased as compared to the value recorded on December 31, 2001. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.


Note 5 - Senior Convertible Notes
---------------------------------

On February 5, 2002, the Company converted $1,025,000 of 7% Promissory Notes to 7% Convertible Notes. As a result of the discount, the Company recorded a beneficial conversion feature of $348,500 in 2002. This amount will be amortized to interest expense over the term of the Convertible Notes. Interest is payable annually on December 31. The 7% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2004 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.50 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.50 for the previous 20 consecutive business days. There are also mandatory conversion provisions.

In January 2001, the Company issued an additional $125,000 of Convertible Notes with interest payable annually in common stock on December 31, at 8.75% per annum. The 8.75% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2004 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.40 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.40 for the previous 40 consecutive business days. There are also mandatory conversion provision. In addition, each Convertible Note is part of a unit consisting of the debenture one $0.50 warrant and one $0.60 warrant allowing the purchase of one share on common stock per warrant at certain times before January 1, 2004, subject to certain conditions. As a result of the beneficial conversion feature related to the 20% discount on conversion price, the Company recorded a discount on the Notes of $125,000 in 2001 and $718,750 in 2000, of which $30,564 and $122,258 was recognized as interest expense during 2002 and 2001.

On October 1, 2001, the Company converted $460,000 of its Promissory Notes to Convertible Notes. The interest rate and due date remained the same In connection with the conversion, the Company issued 230,000 warrants at an exercise price of $0.85, which expire on August 21, 2004. The Company valued these under the Black-Scholes Model which amounted to $90,588. In addition, the Company recorded a beneficial conversion of $159,467 related to the discount given on the conversion price below fair market value. This amount is being amortized over the term of the debt. As of March 31, 2002, the Company amortized $24,533.

Note 6 - Promissory Notes
-------------------------

On March 14, 2001, the Company issued a promissory note for $125,000 bearing interest at 7% per annum and maturing on March 31, 2004. The note is unsecured and is callable by either the Company or the note holder upon thirty days' written notice.

During the year ended December 31, 2001, the Company issued $1,760,000 in 7% Promissory Notes, which are due at various dates beginning in April 2004 through December 2004. The Promissory Notes are unsecured and are callable upon thirty days written notice from either the Company of the investor. The Promissory Notes accrue interst at 7% per annum an are payable annually.

On October 1, 2001, the Company converted $460,000 of its Promissory Notes to Convertible Notes. The interest rate and due date remained the same In connection with the conversion, the Company issued 230,000 warrants at an exercise price of $0.85, which expire on August 21, 2004. The Company valued these under the Black-Scholes Model which amounted to $90,588. In addition, the Company recorded a beneficial conversion of $159,467 related to the discount given on the conversion price below fair market value. This amount is being amortized over the term of the debt. As of March 31, 2002, the Company amortized $24,533.

On February 5, 2002, the Company converted $1,025,000 of 7% Promissory Notes to 7% Convertible Notes. Interest is payable annually on December 31. The 7% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2004 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.50 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.50 for the previous 20 consecutive business days. There are also mandatory conversion provisions. As a result of the discount, the Company recorded a beneficial conversion feature of $348,500 in 2002. This amount will be amortized to interest expense over the term of the Convertible Notes.

Note 7 - Investment Banking Agreements
--------------------------------------

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants on April 1, 2001 at fair market value to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The value of these warrants will be amortized over the term of the agreement. The fair value of the warrants is estimated on the date of grant utilizing the Black-Scholes Model. The amount calculated was $171,446 which was expensed over the life of the agreement. In 2002, the Company recorded $42,862 in financing expense. During the first quarter of 2002, $167,000 was raised under the agreement.

On March 18, 2002, the Company entered into a one year non-exclusive investment banking agreement with HPC Capital Management Corp ("HPC") to provide a wide range of financial and investment banking services. As an initial retainer, the Company issued to HPC 75,000 shares of the Company's common stock during April 2002 with piggy back registration rights and will issue a warrant to purchase 75,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services.

Note 8 - Subsequent Event
-------------------------

On April 22, 2002, the Company issued an 8% Convertible Debenture in the amount of $300,000 to Palisades Equity Fund L.P. which is due July 22, 2002. The Convertible Debenture is convertible into shares of common stock of the Company and the conversion price shall be equal to the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the ten trading days immediately prior to such conversion date, provided however, that the conversion price will not be less than $0.33 per share. A warrant to purchase up to 160,000 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years from April 22, 2002.

Note 9 - Significant Customers
------------------------------

The Company had five significant customers who accounted for approximately 82% of net sales for the three months ended March 31, 2002 as follows:

                           % of
Customer                 net sales
                           2002
----------               ---------
Customer A                 31%
Customer B                 17%
Customer C                 13%
Customer D                 11%
Customer E                 10%
                           ---
Total                      82%
                           ===

The Company had one customer who accounted for approximately 60% of net sales for the three months ended March 31, 2001.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At March 31, 2002 approximately $30,100 or 50% of the Company's accounts receivable was due from one customer.

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

Results of Operations

Net sales for the three months ended March 31, 2002 were $168,156 compared to net sales of $545,980 for the comparable period of the preceding year. This represents a decrease of $377,824 or 69%. The net decrease is primarily due to a delay in the launch of the industrial division of 3M during the first quarter of fiscal 2002. The retail division placed its initial stocking order during the first quarter of fiscal 2001, and has placed orders to maintain their stock in 2002.

Cost of sales decreased $247,917 or 55% for the three months ended March 31, 2002. The decrease is due to the related decrease in sales.

The Company recognized a 20% gross loss during the three months ended March 31, 2002 as compared to an 18% gross profit during the three months ended March 31, 2001. The Company has not yet achieved sufficient sales to cover all of its fixed costs with the result that until sales increase substantially, the Company will continue to operate at a deficit. The Company will continue to operate at negative or low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital. This need was met in fiscal 2001 by the placement of 8.75% Convertible Notes of $125,000 and the 7% Promissory Notes of $1,760,000.

Selling, general and administrative expenses decreased by $141,073 or 26% during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The net decrease is primarily due to the decrease in salaries and wages, the decrease in stock-based compensation expense and the decrease in casual labor. The decrease in salaries is due to a reduction in staffing needs the Company had during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 due to the decreased sales activity related to 3M. The decrease in stock-based compensation is due to the expense recorded on the stock options subject to variable plan accounting, which is tied to the closing price of the Company' common stock.

Interest expense was $129,636 at March 31, 2002 and $52,804 at March 31, 2001. The increase is due primarily to the interest related to the beneficial conversion feature of the 8.75% and 7% Convertible Notes and interest on the 8.75% Convertible Notes and the 7% Promissory Notes. Interest income decreased approximately $2,160 during the three months ended March 31, 2002 from the comparable period of the prior year as the Company had a decrease in cash placed in an interest-earning account. Other income increased approximately $5,000 primarily related to rental income from the usage of warehouse space recorded during the first quarter of fiscal 2002 which did not exist during the first quarter of fiscal 2001.

As a result of the above, net loss for the three month period ended March 31, 2002 increased by $61,782 to $551,684 from $489,902.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of March 31, 2002 was approximately $23,900,000 compared to $23,400,000 as of December 31, 2001. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At March 31, 2002, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

1.       Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $3,368,448, $3,489,000 and $1,853,000 for the fiscal years ended December 31, 2001, 2000 and1999, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also sustained a net loss of approximately $552,000 for the three month period ended March 31, 2002. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

The Company has $2,142,271 in outstanding debt at March 31, 2002. During the quarter the Company raised $167,000 in Promissory Notes. Additionally the Company raised $300,000 in bridge loan financing subsequent to March 31, 2002.

On March 22, 2001, the Company renewed its investment banking agreement with Givigest for an additional one-year term, effective April 1, 2001. Pursuant to the terms of the agreement, the Company and Givigest have agreed to raise up to $1,250,000 by June 30, 2001. There are no assurance that the Company will be able to raise any proceeds under this agreement. Pursuant to the terms of the agreement, the Company granted 250,000 warrants on April 1, 2001 at fair market value to purchase the Company's common stock for a three-year term. In addition, the Company will grant one additional warrant for each $10 raised. The value of these warrants will be amortized over the term of the agreement. The fair value of the warrants is estimated on the date of grant utilizing the Black-Scholes Model. The amount calculated was $171,446 which was expensed over the life of the agreement. In 2002, the Company recorded $42,862 in financing expense. During the first quarter of 2002, $167,000 was raised under the agreement.

On March 18, 2002, the Company entered into a one year non-exclusive investment banking agreement with HPC Capital Management Corp ("HPC") to provide a wide range of financial and investment banking services. As an initial retainer, the Company issued to HPC 75,000 shares of the Company's common stock during April 2002 with piggy back registration rights and will issue a warrant to purchase 75,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services.

During 2001, the Company issued promissory notes at various dates for a total of $1,760,000 maturing four years from the date of issuance. Eight of the notes amounting to $1,485,000 were converted into 7% convertible notes, due December 31, 2004. The balance of the promissory notes of $275,000 bear interest at 7% per annum. They are unsecured and are callable by either the Company or the note holder upon 30 days written notice. As a result of the discount, the Company recorded a beneficial conversion feature of $507,967 in 2002. This amount will be amortized to interest expense over the term of the Convertible Notes.

The Company's working capital as of March 31, 2002 was $16,882 compared to working capital of $255,333 at December 31, 2001. The decrease is primarily due to the increase in cash outflows during the first three months of fiscal 2002 partially offset by cash receipts related to promissory notes.

Inventories at March 31, 2002 were $928,990 and $950,075 at December 31, 2001. The decrease of $21,085 or 2% is primarily due to the decrease in finished goods for first quarter shipments.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months. The Company also evaluates whether the inventory is recorded at the lower of the cost or market and makes necessary adjustments to ensure that inventory is recorded at net realizable value.

The Company had cash outflows of $419,744 from operating activities for the three months ended March 31, 2002 compared to cash outflows of $319,049 for the three months ended March 31, 2001. The change in net outflows of $100,695 from operating activities between the two comparable quarters primarily resulted from the decrease in advances and prepaids of $2,399, the decrease in accounts payable and accrued expenses of $462,007, the decrease in deferred revenue of $11,384 and the increase in net loss from operations after adjustments for non-cash items of $80,766. These items were partially offset by the increase in trade receivables of $93,903, and the increase in inventories of $361,958.

Net cash used in investing activities was $21,269 for the three months ended March 31, 2002 compared to $170,645 for the three months ended March 31, 2001.The net decrease is due to the decrease in expenditures for property and equipment and in patent expenditures during the first quarter of fiscal 2002.

Cash flows from financing activities were $167,000 during the three months ended March 31, 2002 compared to $237,500 during the three months ended March 31, 2001. During the three months ended March 31, 2002, the Company received proceeds from the placement of $167,000 in promissory notes. During the three months ended March 31,2001, the Company received proceeds from the placement of an 8.75% Convertible Note and from the issuance of a 7% Promissory Note. These proceeds were partially offset by payments of deferred loan costs.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

     NONE

Item 2. - Changes in Securities

     NONE


Item 3. - Defaults Upon Senior Securities

     NONE

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted in the first quarter of fiscal 2002.


Item 5. - Other Information

     NONE

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

                    Financial Consulting Agreement between Hyperion Partners Corp and Air Packaging Technologies, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AIR PACKAGING TECHNOLOGIES, INC.


                                       /s/ Donald Ochacher
                                       -------------------------
                                       Donald Ochacher
                                       Chief Executive Officer


                                       /s/ Janet Maxey
                                       -------------------------
                                       Janet Maxey
                                       Chief Financial Officer


Date: May 15, 2002