Form 10QSB
period 2002-06-30
AIR PACKAGING TECHNOLOGIES INC
filed 2002-08-19
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x)  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2002, there were 12,169,175 shares of common stock outstanding.

                        AIR PACKAGING TECHNOLOGIES, INC.

                                TABLE OF CONTENTS




  PART 1 - FINANCIAL INFORMATION

       Item I.      Financial Statements

                    Balance Sheets - June 30, 2002 and December 31, 2001      1

                    Statements of Operations - Three months ended
                    June 30, 2002 and 2001; Six months ended
                    June 30, 2002 and 2001                                    2

                    Statements of Cash Flows - Six months ended
                    June 30, 2002 and 2001                                    3

                    Notes to Financial Statements                             4

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       7

  Part II - OTHER INFORMATION


       Item 1.      Legal Proceedings                                        12

       Item 2.      Changes in Securities                                    12

       Item 3.      Defaults Upon Senior Securities                          12

       Item 4.      Submission of Matters to a Vote of Security
                    Holders                                                  12

       Item 5.      Other Information                                        12

       Item 6.      Exhibits                                                 13

  SIGNATURES                                                                 13

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                      6/30/2002      12/31/2001
                                                     (Unaudited)      (Audited)
                                                    ------------    ------------
ASSETS
Current assets
Cash                                               $     74,544    $    290,960
Trade receivables, net of allowance of
    $4,930 and $6,313                                    78,089          57,285
Inventories, net of reserve of $254,430
    and $254,430                                        752,728         950,075
Advances and prepaids                                    44,519          24,466
                                                    ------------    ------------
     Total current assets                               949,880       1,322,786

Property and equipment, net of depreciation
    of $2,113,437 and $  1,982,207                      547,467         662,743
Intangible assets, net of amortization of
    of $708,701 and $684,298                            238,098         251,756
Deferred financing costs, net of amortization
    of $35,417 and $29,167                               58,335          70,833
Deposits                                                 64,128          64,128
                                                    ------------    ------------

     Total assets                                  $  1,857,908    $  2,372,246
                                                    ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Accounts payable & accrued expenses                $    870,955    $    769,597
Deferred revenue                                        323,745         297,856
                                                    ------------    ------------
     Total current liabilities                        1,194,700       1,067,453

Convertible notes, net of discount of $1,005,688
  and $366,774                                        1,994,312       1,093,227
 Promissory Notes                                       425,000       1,300,000
                                                    ------------    ------------
     Total long term liabilities                      2,419,312       2,393,227

Common stock, $.01 par value per share
 Authorized - 50,000,000 shares;
 Issued and outstanding  12,169,175 at
    June 30, 2002 and 12,094,175 at
    December 31, 2001                                   121,692         120,942
Additional paid in capital                           26,403,540      25,458,284
Accumulated deficit                                 (28,281,336)    (26,667,660)
                                                    ------------    ------------
     Total stockholders' deficit                     (1,756,104)     (1,088,434)
                                                    ------------    ------------
     Total liabilities & stockholders' deficit     $  1,857,908    $  2,372,246
                                                    ============    ============


See notes to consolidated financial statements.




                                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                     Consolidated Statements of Operations


                                               Three months ended  Three months ended Six months ended   Six months ended
                                                    6/30/2002          6/30/2001        6/30/2002           6/30/2001
                                                   (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)
                                                   ------------      ------------      ------------      ------------
Net sales                                          $    170,291      $    576,453      $    338,447      $  1,122,433

Cost of sales                                           398,006           843,010           599,591         1,292,512

Gross loss                                             (227,715)         (266,557)         (261,144)         (170,079)

Operating expenses:
  Selling, general and administrative expenses          583,453           676,290           982,852         1,216,762

  Research and development                                 --               1,772              --               2,722
Total operating expenses                                583,453           678,062           982,852         1,219,484

Loss from operations                                   (811,168)         (944,619)       (1,243,996)       (1,389,563)

Other income (expense)
  Interest expense                                     (254,961)          (64,660)         (384,597)         (117,464)
  Interest income                                           313             1,945               533             4,325
  Other income                                            3,824              --              14,384             5,466
                                                   ------------      ------------      ------------      ------------

Net loss                                           $ (1,061,992)     $ (1,007,334)     $ (1,613,676)     $ (1,497,236)
                                                   ============      ============      ============      ============


Loss per common share:
     Basic and diluted                             $      (0.09)     $      (0.09)     $      (0.13)     $      (0.13)
                                                   ============      ============      ============      ============


Weighted average number of common
shares outstanding:
     Basic and diluted                               12,160,109        11,298,358        12,127,324        11,390,761
                                                   ============      ============      ============      ============





See notes to consolidated financial statements.





                                AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows

                                                                           Six months ended  Six months ended
                                                                               6/30/2002        6/30/2001
                                                                              (Unaudited)      (Unauited)
                                                                              -----------      -----------
Cash flows from operating activities:
  Net loss                                                                    $(1,613,676)     $(1,497,236)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                168,131          186,898
     Amortization of discount on secured debt                                      76,128             --
     Provision for bad debts                                                        1,383             --
     Expense on grant of warrants                                                    --             19,728
     Non-cash interest expense related to
      convertible notes payable                                                   297,565           61,129
     Stock-based compensation                                                     (48,000)          79,000
     Increase (decrease) from changes in:
       Trade receivables                                                          (22,187)        (241,232)
       Inventories                                                                197,347         (277,973)
       Advances and prepaids                                                      (23,655)           3,602
      (Decrease) increase from changes in:
       Accounts payable & accrued liabilities                                     101,358          285,271
       Deferred revenue                                                            25,889           20,000
                                                                              -----------      -----------
       Net cash used in operating activities                                     (839,717)      (1,360,813)

Cash flows from investing activities:
  Purchases of property and equipment                                             (15,954)        (237,360)
  Patent expenditures                                                             (10,745)         (26,975)
       Net cash used in investing activities                                      (26,699)        (264,335)

Cash flows from financing activities:
  Payments of deferred loan costs                                                    --            (12,500)
  Proceeds from 7% notes                                                          206,000        1,135,000
  Proceeds from 12% note                                                           50,000             --
  Proceeds from 8% convertible notes                                              394,000             --
  Proceeds from 8.75% convertible notes                                              --            125,000
  Proceeds from exercise of warrants                                                 --            375,000
                                                                              -----------      -----------
       Net cash provided by financing activities                                  650,000        1,622,500
Net decrease in cash                                                             (216,416)          (2,648)

Cash, beginning of period                                                         290,960          375,657
Cash, end of period                                                           $    74,544      $   373,009
                                                                              ===========      ===========

Supplemental disclosure of
       cash flow information:
  Cash paid during the six months for:
      Income taxes                                                            $       800      $       800
                                                                              $         1
Non-cash disclosure:
  During the six months ended June 30, 2002, the Company converted
   $1,025,000 of 7% Promissory Notes to Convertible Debentures, resulting in a beneficial conversion feature of $507,967



See notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States of America applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-KSB for the fiscal year ended December 31, 2001.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Investment Banking Agreements

On May 3, 2002, the Company entered into a six month non-exclusive investment banking agreement with Crown Point Group Ltd. (Crown Point) to provide a range of financial and investment banking services. As an initial retainer, the Company issued to Crown Point 25,000 shares of the Company's common stock during May 2002 with piggy back registration rights and will issue a warrant to purchase 25,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services. The fair value of the warrant was $6,850 and is being amortized over the tern of the agreement.

On March 18, 2002, the Company entered into a one year non-exclusive investment banking agreement with HPC Capital Management Corp ("HPC") to provide a wide range of financial and investment banking services. As an initial retainer, the Company issued to HPC 75,000 shares of the Company's common stock during April 2002 with piggy back registration rights and will issue a warrant to purchase 75,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services. The fair value of the warrant was $17,420 and is being amortized over the term of the agreement.



Note 3 - Liquidity and Going Concern

The financial statements as of June 30, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($3,368,448), ($3,489,220) and ($1,853,012) in 2001, 2000 and
1999, respectively and a net losses of ($1,061,992) and ($1,613,676) for the three and six months ended June 30, 2002 and an accumulated deficit of ($28,281,336) at June 30, 2002. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

The Company believes that future investments and certain sales-related efforts will provide sufficient cash flow for it to continue as a going concern in its present form. However, the Company requires additional capital in the short term to continue its business plan. There is no assurance that the Company will raise the necessary capital or that it will achieve such results. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.


Note 4 - Earnings (Loss) Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and convertible notes, to issue common stock were exercised or converted into common stock. Common stock options representing 1,528,000 shares of common stock with exercise prices ranging from $0.50 to $1.50, were not included in the computation of diluted loss per common share for the three and six months ended June 30, 2002 and 2001 because the effect would be antidilutive.


Note 5 - Exercise of Warrants And Options

During the three months ended March 31, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded a reduction in compensation expense of $48,000 for the six months ended June 30, 2002, which represents the amount by which the intrinsic value of the variable options at June 30, 2002 decreased as compared to the value recorded on December 31, 2001. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options.


Note 6 - Senior Convertible Notes

On May 3, 2002, the Company issued a $94,000 8% Convertible Note with interest payable on each conversion date and on the maturity date. The Note is due which is April 30, 2003. The Conversion Price shall be the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the 10 trading days immediately prior to such conversion date; provided, however, in no event shall the Conversion Price be less that $0.33 per share. The Company recorded beneficial conversion of $48,425, which is being amortized as interest expense over the term of the Note. A warrant to purchase up to 50,134 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years and expires May 30, 2005.

On April 22, 2002, the Company issued an 8% Convertible Debenture in the amount of $300,000 which is due July 22, 2002. The Convertible Debenture is convertible into shares of common stock of the Company and the conversion price shall be equal to the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the ten trading days immediately prior to such conversion date, provided however, that the conversion price will not be less than $0.33 per share. The Company recorded beneficial conversion of $109,090, which is being amortized as interest expense over the term of the Note. A warrant to purchase up to 160,000 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years from April 22, 2002. The fair value of the warrant was $31,823 and is reflected as discount and is being amortized over the term of the Note.

On April 22, 2002, the Company converted $106,000 of 7% Promissory Notes to an 8% Convertible Note. Interest is payable on each conversion date and on the maturity date. The Note is due April 30, 2003. The Conversion Price shall be the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the 10 trading days immediately prior to such conversion date; provided, however, in no event shall the Conversion Price be less that $0.33 per share. The Company recorded beneficial conversion of $38,545, which is being amortized as interest expense over the term of the Note. A warrant to purchase up to 56,550 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years from April 22, 2005.


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


Note 7 - Promissory Notes


On October 1, 2001, the Company converted $460,000 of its Promissory Notes to Convertible Notes. The interest rate and due date remained the same In connection with the conversion, the Company issued 230,000 warrants at an exercise price of $0.85, which expire on August 21, 2004. The Company valued these under the Black-Scholes Model which amounted to $90,588. In addition, the Company recorded a beneficial conversion of $159,467 related to the discount given on the conversion price below fair market value. This amount is being amortized over the term of the debt. As of June 30, 2002, the Company amortized $36,800. On May 28, 2002, the Conversion Price on the 7% Convertible Note of $460,000 was reduced from $0.80 per share to the lesser of $0.50 per share or a 20% discount to the closing high bid price on the date of conversion if the closing bid price for the Company's common stock has been less that $0.50 for the previous 20 consecutive Business Days. The Company calculated a beneficial conversion of $141,067 related to the reduction in conversion price. This amount is being recorded as a discount and is being amortized over the remaining term of the Note.

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

Note 8 - Significant Customer

The Company had four significant customers who accounted for approximately 58% of net sales for the three months ended June 30, 2002 and five significant customers who accounted for approximately 68% of sales for the six months ended June 30, 2002 as follows:
                           3 months                  6 months
                             % of                      % of
Customer                  net sales                  net sales
                             2002                       2002
Customer A                   18%                        14%
Customer B                   15%                        13%
Customer C                   15%                        13%
Customer D                   10%                          -
Customer E                   -                          15%
Customer F                   -                          13%

Total                        58%                        68%

The Company had one customer who accounted for approximately 72% and 66%f net sales for the three and six months ended June 30, 2001.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At June 30, 2002, approximately 48,800 or 63% of the Company's accounts receivable was due from three customers.

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

The Company has two agreements with Minnesota Mining and  Manufacturing  Company
(3M) pursuant to which the Company will be manufacturing products to be sold under 3M's name. It is anticipated these agreements will account for the majority of the Company's sales in 2002 with the percentage increasing in future years.



CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Inventories

The Company's inventory is valued at the lower of cost or market, and the Company continually reviews the book value of discontinued products to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. The reserves on inventory at June 30, 2002 are approximately $254,000.


Intangible Assets and Other Long-Lived Assets

Property and equipment and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, if an impairment exists, the Company will record an impairment charge. During the year ended June 30, 2002, the Company did not record any impairment losses related to property and equipment and intangible assets.


Results of Operations

Net sales for the three and six months ended June 30, 2002 were $170,291 and $338,447 compared to net sales of $576,453 and $1,122,433 for the comparable periods of the preceding year. This represents a decrease of $406,162 or 70% and a decrease of $783,986 of 70% during the three and six months ended June 30, 2002. The net decrease is primarily due to a delay in the launch of the industrial division of 3M during the first half of fiscal 2002. The retail division placed its initial stocking order during the first quarter of fiscal 2001.

Cost of sales for the three and six months ended June 30, 2002 were $398,006 and $599,591 compared to $843,010 and $1,292,512 for the three months and six months ended June 30, 2001. The decrease is due to the related decrease in sales.

The Company recognized negative gross profit margins during the three and six months ended June 30, 2002 of 134% and 77% as compared to negative gross profit margins of 46% and 15% during the three and six months ended June 30, 2001. The Company has not yet achieved sufficient sales to cover all of its fixed costs. The Company will continue to operate at negative or low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital.

Selling, general and administrative expenses were $583,453 and $982,852 for the three and six months ended June 30, 2002 as compared to $676,290 and $1,216,762 for the three and six months ended June 30, 2001. The net decreases of $92,837 and $233,910 are primarily due to the decrease in salaries and wages, the decrease in stock-based compensation expense, the decrease in casual labor and the decrease in sales related travel partially offset by the increase in investor relations. The decrease in salaries is due to a reduction in staffing needs the Company had during the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 due to the decreased sales activity related to 3M. The decrease in stock-based compensation is due to the expense recorded on the stock options subject to variable plan accounting, which is tied to the closing price of the Company' common stock.

Interest expense for the three and six month periods ended June 30, 2002 was $254,961 and $384,597 and was $64,660 and $117,464 for the comparable period of the preceding year. The increases are due primarily to the interest related to the beneficial conversion feature of the 8.75% and 7% Convertible Notes and interest on the 8.75% Convertible Notes and the 7% Promissory Notes. Other income increased approximately $3,800 and $8,900 during the three and six months ended June 30, 2002 from the comparable periods of the preceding year. The increases are primarily related to rental income from the usage of warehouse space recorded during the first six months of fiscal 2002 which did not exist during the first six months of fiscal 2001.

As a result of the above, net loss for the three and six months ended June 30, 2002 increased by $54,658 to $1,061,992 from $1,007,334 and by $116,440 to
$1,613,676 from $1,497,236.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward balance as of June 30, 2002 was approximately $25,000,000 compared to $23,400,000 as of December 31, 2001. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

At June 30, 2002, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

1.       Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $3,368,448, $3,489,000 and $1,853,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also sustained net losses of approximately $1,062,000 and $1,614,000 for the three and six month periods ended June 30, 2002. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

The Company's primary need for capital has been to purchase raw materials, upgrade machinery and continue to develop and enhance patents and trademarks.

On May 3, 2002, the Company entered into a six month non-exclusive investment banking agreement with Crown Point Group Ltd. (Crown Point) to provide a range of financial and investment banking services. As an initial retainer, the Company issued to Crown Point 25,000 shares of the Company's common stock during May 2002 with piggy back registration rights and will issue a warrant to purchase 25,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services. The fair value of the warrant was $6,850 and is being amortized over the tern of the agreement.

On March 18, 2002, the Company entered into a one year non-exclusive investment banking agreement with HPC Capital Management Corp ("HPC") to provide a wide range of financial and investment banking services. As an initial retainer, the Company issued to HPC 75,000 shares of the Company's common stock during April 2002 with piggy back registration rights and will issue a warrant to purchase 75,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services. The fair value of the warrant was $17,420 and is being amortized over the term of the agreement.

During 2002, the Company issued promissory notes at various dates for a total of $256,000. Four of the notes mature three years from the date of issuance and bear interest at 7% per anum. One of the notes matures sixty days from the date of issuance and bears interest at 12% per anum. Two of the 7% notes amounting to $106,000 were converted into an 8% convertible note, due April 30, 2003.

The Company's working capital as of June 30, 2002 was a $244,820 deficit compared to working capital of $255,333 at December 31, 2001. The decrease is primarily due to the increase in cash outflows during the first six months of fiscal 2002 partially offset by cash receipts related to promissory notes.

Inventories at June 30, 2002 were $752,728 and $950,075 at December 31, 2001. The decrease of $197,347 or 21% is primarily due to the increase in raw materials used in production for first and second quarter shipments.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The Company had cash outflows of $839,717 from operating activities for the six months ended June 30, 2002 compared to cash outflows of $1,360,813 for the six months ended June 30, 2001. The change in net outflows of $521,096 from operating activities between the two comparable quarters primarily resulted from the increase in trade receivables of $219,045, the increase in inventories of $475,320, the increase in deferred revenue of $5,889 and the decrease in net loss from operations after adjustments for non-cash items of $32,012. These items were partially offset by the decrease in advances and prepaids of $27,257 and the decrease in accounts payable and accrued expenses of $183,913.

Net cash used in investing activities was $26,699 for the six months ended June 30, 2002 compared to $264,335 for the six months ended June 30, 2001.The net decrease is due to the decrease in expenditures for property and equipment and in patent expenditures during the first half of fiscal 2002.

Cash flows from financing activities were $650,000 during the six months ended June 30, 2002 compared to $1,622,500 during the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company received proceeds from the placement of an 8% Convertible Note of $394,000 and $256,000 in promissory notes. During the three months ended March 31,2001, the Company received proceeds from the placement of an 8.75% Convertible Note and from the issuance of a 7% Promissory Note. These proceeds were partially offset by payments of deferred loan costs.

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

No matters were submitted in the second quarter of fiscal 2002.

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

                 (99.1) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the SARBONES-OXLEY Act of 2002



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AIR PACKAGING TECHNOLOGIES, INC.


                                                /s/ Donald Ochacher
                                                ------------------------------
                                                Donald Ochacher
                                                Chief Executive Officer


                                                /s/ Janet Maxey
                                                ------------------------------
                                                Janet Maxey
                                                Chief Financial Officer


Date:  August 19, 2002

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



            In connection with the Quarterly Report of Air Packaging Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, being the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of each of the undersigned's knowledge:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



S/ Donald Ochacher
----------------------------
Donald Ochacher
Chief Executive Officer                          August 19, 2002


S/ Janet Maxey
---------------------------
Janet Maxey
Chief financial Officer                          August 19, 2002