Form 10QSB
period 2002-09-30
AIR PACKAGING TECHNOLOGIES INC
filed 2002-11-19
CIK 1085117

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______to________



                        AIR PACKAGING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                         Delaware              95-4337254
                         --------              ----------
                 (State of Incorporation) (IRS Employer ID No.)


                25620 Rye Canyon Road, Valencia, California 91355
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (661) 294-2222
                                 --------------
                           (Issuer's telephone number)





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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 15, 2002, there were 13,949,280 shares of common stock outstanding.

                        AIR PACKAGING TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                -----------------



     PART 1 - FINANCIAL INFORMATION

          Item I. Financial Statements

                  Balance Sheets - September 30, 2002 and December 31, 2001...3

                  Statements of Operations - Three months ended
                  September 30, 2002 and 2001; Nine months ended
                  September 30, 2002 and 2001 ................................4

                  Statements of Cash Flows - Nine months ended
                  September 30, 2002 and 2001 ................................5

                  Notes to Financial Statements ..............................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................11

         Item 3.  Controls and Procedures ...................................14

     Part II - OTHER INFORMATION

              Item 1.   Legal Proceedings ...................................16

              Item 2.   Changes in Securities ...............................16

              Item 3.   Defaults Upon Senior Securities .....................16

              Item 4.   Submission of Matters to a Vote of Security
                        Holders .............................................16

              Item 5.   Other Information ...................................16

              Item 6.   Exhibits ............................................17

     SIGNATURES .............................................................17

     CERTIFICATIONS .........................................................18

                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                   9/30/2002       12/31/2001
                                                  (Unaudited)      (Audited)
                                                 ------------    ------------
ASSETS
Current assets
Cash                                             $     56,214    $    290,960
Trade receivables, net of allowance of
    $4,930 and $6,313                                  58,178          57,285
Inventories, net of reserve of $254,430
    and $254,430                                      715,940         950,075
Advances and prepaids                                  40,467          24,466
                                                 ------------    ------------
     Total current assets                             870,799       1,322,786

Property and equipment, net of depreciation
    of $2,180,949 and $ 1,982,207                     479,956         662,743
Intangible assets, net of amortization of
    of $720,651 and $684,298                          221,894         251,756
Deferred financing costs, net of amortization
    of $41,667 and $29,167                             52,083          70,833
Deposits                                               64,130          64,128
                                                 ------------    ------------

     Total assets                                $  1,688,862    $  2,372,246
                                                 ============    ============


LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable & accrued expenses              $    949,622    $    769,597
Deferred revenue                                      331,967         297,856
Promissory notes                                      181,000              -
                                                 ------------    ------------
     Total current liabilities                      1,462,589       1,067,453

Convertible notes, net of discount of $842,928
  and $366,774                                      2,157,072       1,093,227
 Promissory notes                                     375,000       1,300,000
                                                 ------------    ------------
     Total long term liabilities                    2,532,072       2,393,227

Common stock, $.01 par value per share
 Authorized - 50,000,000 shares;
 Issued and outstanding  12,704,175 at
    September 30, 2002 and 12,094,175 at
    December 31, 2001                                 123,467         120,942
Additional paid in capital                         26,591,070      25,458,284
Accumulated deficit                               (29,020,336)    (26,667,660)
                                                 ------------    ------------
     Total stockholders' deficit                   (2,305,799)     (1,088,434)
                                                 ------------    ------------

     Total liabilities & stockholders' deficit   $  1,688,862    $  2,372,246
                                                 ============    ============



See notes to consolidated financial statements.




                                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                                      Consolidated Statements of Operations


                                                 Three months    Three months     Nine months     Nine months
                                                    ended           ended           ended            ended
                                                  9/30/2002       9/30/2001       9/30/2002        9/30/2001
                                                 (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                 ------------    ------------    ------------    ------------
Net sales                                        $    187,314    $    323,655    $    525,761    $  1,446,088

Cost of sales                                         235,937         407,795         835,528       1,700,307
                                                 ------------    ------------    ------------    ------------

Gross loss                                            (48,623)        (84,140)       (309,767)       (254,219)

Operating expenses:
  Selling, general and administrative expenses        475,779         575,790       1,458,631       1,792,552

  Research and development                               --             5,916            --             8,638
                                                 ------------    ------------    ------------    ------------
Total operating expenses                              475,779         581,706       1,458,631       1,801,190

Loss from operations                                 (524,402)       (665,846)     (1,768,398)     (2,055,409)

Other income (expense)
  Interest expense                                   (226,527)        (72,886)       (611,124)       (190,350)
  Interest income                                          61             963             594           5,288
  Other income                                         11,868            --            26,252           5,466

                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (739,000)   $   (737,769)   $ (2,352,676)   $ (2,235,005)
                                                 ============    ============    ============    ============


Loss per common share:
     Basic and diluted                           $      (0.06)   $      (0.06)   $      (0.19)   $      (0.19)
                                                 ============    ============    ============    ============


Weighted average number of common
shares outstanding:
     Basic and diluted                             12,504,936      12,089,555      12,254,578      11,638,879
                                                 ============    ============    ============    ============




See notes to consolidated financial statements.



                 AIR PACKAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows



                                                   Nine months     Nine months
                                                     ended            ended
                                                   9/30/2002        9/30/2001
                                                  (Unaudited)      (Unaudited)
                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                         $(2,352,676)   $(2,235,005)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                     253,845        275,298
     Amortization of discount on secured debt          338,206           --
     Provision for bad debts                             1,383           --
     Expense on grant of warrants                         --           39,456
     Non-cash interest expense related to
      convertible notes payable                        383,948         91,693
     Stock-based compensation                          (48,000)        32,000
     Increase (decrease) from changes in:
       Trade receivables                                (2,276)        79,132
       Inventories                                     234,135       (479,102)
       Advances and prepaids                           (16,001)       (10,878)
       Deposits                                           --           (6,250)
      (Decrease) increase from changes in:
       Accounts payable & accrued expenses             180,025        176,289
       Deferred revenue                                 34,111         20,000
                                                   -----------    -----------
       Net cash used in operating activities          (993,300)    (2,017,367)
                                                   -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                  (15,955)      (263,641)
  Patent expenditures                                   (6,491)       (85,968)
                                                   -----------    -----------
       Net cash used in investing activities           (22,446)      (349,609)
                                                   -----------    -----------

Cash flows from financing activities:
  Payments of deferred loan costs                         --          (12,500)
  Proceeds from promissory notes                       387,000      1,585,000
  Proceeds from 8% convertible notes                   394,000           --
  Proceeds from 8.75% convertible notes                   --          125,000
  Proceeds from exercise of warrants                      --          387,500
                                                   -----------    -----------
       Net cash provided by financing activities       781,000      2,085,000
                                                   -----------    -----------
Net decrease in cash                                  (234,746)      (281,976)

Cash, beginning of period                              290,960        375,657
                                                   -----------    -----------
Cash, end of period                                $    56,214    $    93,681
                                                   ===========    ===========

Supplemental disclosure of
       cash flow information:
  Cash paid during the nine months for:
      Income taxes                                 $       800    $       800

Non-cash disclosure:
   During the nine months ended September 30, 2002, the Company converted $1,025,000 of 7% Promissory Notes to Convertible
   Debentures, resulting in a beneficial conversion feature of $507,967.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States of America applied consistently with those used in the preparation of the Company's Annual Report and the Form 10-KSB for the fiscal year ended December 31, 2001.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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


Note 2 - Liquidity and Going Concern
------------------------------------

The financial statements as of September 30, 2002 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of the Company's losses during the past three years of ($3,368,448), ($3,489,220) and ($1,853,012) in
2001, 2000 and 1999, respectively and a net losses of ($739,000) and ($2,352,676) for the three and nine months ended September 30, 2002 and an accumulated deficit of ($29,020,336) at September 30, 2002. The Company's continued existence is dependent upon its ability to raise additional capital, to increase sales, to significantly improve operations, and ultimately become profitable.

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


Note 3 - Investment Banking Agreements
--------------------------------------

On May 3, 2002, the Company entered into a six month non-exclusive investment banking agreement with Crown Point Group Ltd. (Crown Point) to provide a range of financial and investment banking services. As an initial retainer, the Company issued to Crown Point 25,000 shares of the Company's common stock during May 2002 with piggy back registration rights and will issue a warrant to purchase 25,000 shares of the Company's common stock at a strike price of $0.60 per share. Additional compensation is due upon the completion of specified financial services. The fair value of the warrant was $6,850 and is being amortized over the term of the agreement.

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

On August 8, 2002, the Company issued 285,000 of its common stock per terms of an investor relations agreement. The stock was valued at the closing price of the Company' s common stock on the date the transaction was approved and the was expense recorded during the nine months ended September 30, 2002.


Note 4 - Public Relations Agreement
-----------------------------------

On July 1, 2002, the Company entered into a three month public relations agreement with Mark Wachs & Associates to provide public relations services. The agreement was subsequently modified to a six month term expiring December 31, 2002 (Note 10).


Note 5 - Earnings (Loss) Per Common Share
-----------------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options and convertible notes, to issue common stock were exercised or converted into common stock. Common stock options representing 1,528,000 shares of common stock with exercise prices ranging from $0.50 to $1.50, were not included in the computation of diluted loss per common share for the three and nine months ended September 30, 2002 and 2001 because the effect would be antidilutive.


Note 6 - Exercise of Warrants And Options
-----------------------------------------

During the three months ended March 31, 2000, the Company cancelled 100,000 stock options outstanding to officers and issued an additional 675,000 stock options, which expire December 31, 2004 and are subject to certain vesting terms. 100,000 of these options are considered replacement options and thus, are subject to variable plan accounting. As a result, the Company recorded a reduction in compensation expense of $48,000 for the nine months ended September 30, 2002, which represents the amount by which the intrinsic value of the variable options at September 30, 2002 decreased as compared to the value recorded as of December 31, 2001. The remaining 575,000 options were granted as fixed options at an exercise price equal to the fair market value of the Company's stock at the date of grant. Thus, there was no expense recorded related to these options (Note 10).

In November 2002, the Company issued 2,000,000 stock options to an officer which expire November 11, 2005 (Note 10).


Note 7 - Senior Convertible Notes
---------------------------------

On May 3, 2002, the Company issued a $94,000 8% Convertible Note with interest payable on each conversion date and on the maturity date. The Note is due April 30, 2003. The Conversion Price shall be the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the 10 trading days immediately prior to such conversion date; provided, however, in no event shall the Conversion Price be less that $0.33 per share, subsequently reduced to $0.15 per share (Note 10). The Company recorded beneficial conversion of $48,425, which is being amortized as interest expense over the term of the Note. A warrant to purchase up to 50,134 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years and expires May 30, 2005. On November 1, 2002, the debenture holder converted $53,650 of the Convertible Debenture into 357,665 shares of the Company's common stock. The remaining principal balance of the Debenture after the conversion is $40,350.

On April 22, 2002, the Company issued an 8% Convertible Debenture in the amount of $300,000 which is due July 22, 2002. The Convertible Debenture is convertible into shares of common stock of the Company and the conversion price shall be equal to the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the ten trading days immediately prior to such conversion date, provided however, that the conversion price will not be less than $0.33 per share, subsequently reduced to $0.15 per share (Note 10). The Company recorded beneficial conversion of $109,090, which is being amortized as interest expense over the term of the Note. A warrant to purchase up to 160,000 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years from April 22, 2002. The fair value of the warrant was $31,823 and is reflected as discount and is being amortized over the term of the Note.

On August 5, 2002, the Company issued 250,000 shares of its common stock to a debenture holder as a condition of a Forbearance Agreement to extend the due date of the $300,000 8% Convertible Debenture to September 22, 2002. The stock was valued at the closing price of the Company' s common stock on the date the transaction was approved and the expense was recorded during the nine months ended September 30, 2002.

On April 22, 2002, the Company converted $106,000 of 7% Promissory Notes to an 8% Convertible Note. Interest is payable on each conversion date and on the maturity date. The Note is due April 30, 2003. The Conversion Price shall be the lesser of $0.45 per share or 80% of the average of the three lowest closing prices during the 10 trading days immediately prior to such conversion date; provided, however, in no event shall the Conversion Price be less that $0.33 per share, subsequently reduced to $0.15 per share (Note 10). The Company recorded beneficial conversion of $38,545, which is being amortized as interest expense over the term of the Note. A warrant to purchase up to 56,550 shares of common stock of the Company at an exercise price of $0.40 was granted and shall be exercisable for a period of three years from April 22, 2005. On November 4, 2002, the debenture holder converted $60,516 of the Convertible Debenture into 403,440 shares of the Company's common stock. The remaining principal balance of the Debenture after the conversion is $45,484.


Note 8 - Promissory Notes
-------------------------

On February 5, 2002, the Company converted $1,025,000 of 7% Promissory Notes to 7% Convertible Notes. As a result of the discount, the Company recorded a beneficial conversion feature of $348,500 in 2002. This amount will be amortized to interest expense over the term of the Convertible Notes. Interest is payable annually on December 31. The 7% Convertible Notes are secured by certain assets of the Company and are due on December 31, 2004. At the option of the holder, the holder may convert the principal amount of such Note at any time before December 31, 2004 into shares of common stock of the Company. The Conversion price shall be the lesser of $0.50 per share or a 20% discount to be closing high bid price on the date of conversion if the closing high bid price of the Company's common stock has been less than $0.50 for the previous 20 consecutive business days. There are also mandatory conversion provisions. The debenture holders agreed that they would not convert exchange or exercise their debenture at a price less than $0.33 per share as long as the April 22, 2002 debenture is outstanding.

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

Note 9 - Significant Customer
-----------------------------

The Company had four significant customers who accounted for approximately 50% of net sales for the three months ended September 30, 2002 and four significant customers who accounted for approximately 49% of sales for the nine months ended September 30, 2002 as follows:

                         3 months                          9 months
                          % of                               % of
Customer                net sales                          net sales
                          2002                               2002
--------------------------------------------------------------------
Customer A                 16%                                14%
Customer B                 12%                                13%
Customer C                 12%                                  -
Customer D                 10%                                12%
Customer E                   -                                10%

Total                      50%                                49%

The Company had one customer who accounted for approximately 12% and 61% of net sales for the three and nine months ended September 30, 2001.

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently makes large credit sales to customers. At September 30, 2002, approximately $50,200 or 80% of the Company's accounts receivable was due from four customers.

Note 10 - Subsequent Events
---------------------------

On October 1, 2002, the Company entered into an two year employment agreement with the President and Chief Executive Officer under which the employee shall serve as President and Chief Executive Officer through December 31, 2002 and continue in that position until requested by the Board of Directors to resign and assume an executive position which will not be a full time position but instead will require the employee to devote approximately half-time to duties to the Company. The employee shall be compensated an annual salary of $130,000 until he assumes his new executive position when he shall be paid an annual salary of $60,000. On November 11, 2002, the Company issued stock options to purchase 2,000,000 shares of the Company's common stock at a strike price of $0.15 per share, to the employee which expire November 11, 2005.

On October 5, 2002, the Company resolved to issue a $400,000 8% Convertible Debenture issued pursuant to an indemnification agreement and conversion of $100,000 in Promissory Notes, due October 31, 2003. It is convertible into shares of the Company's common stock at the lesser of $0.45 or 80% of the average of the three lowest closing prices of the Company's common stock during the 30 business days immediately preceding the date of notice of conversion is given to the Company by the holder, subject to a minimum conversion price of $0.15 per share.

On October 5, 2002, the Company resolved to exchange $375,000 7% unsecured Promissory Notes callable under 30 days notice with 8% Convertible Debentures with a total face amount of $375,000, together with interest to the date of issuance due December 31, 2004 and convertible into shares of the Company's common stock at the lesser of $0.45 or 80% of the average of the three lowest closing prices of the Company's common stock during the 10 business days immediately preceding the date of notice of conversion is given to the Company by the holder, subject to a minimum conversion price of $0.15 per share which may be reduced to $0.10 per share under certain circumstances.

On October 23, 2002, the debenture holders and the Company agreed to a reduction in the floor price of the Convertible Debentures from $0.33 per share to $0.15 per share, and subject to further reduction to $0.10 per share subject to certain circumstances.

On October 23, 2002, a second Forbearance Agreement was executed and the due date was further extended until March 23, 2003 and the floor price of the Convertible Debenture was reduced from $0.33 per share to $0.15 per share.

On October 24, 2002, the Company entered into a six month corporate consulting agreement with Mirador Consulting, Inc. (Mirador) to provide a range of financial consulting services. Upon execution of the agreement, Mirador purchased 300,000 shares of the Company's common stock at $0.001 per share for a price of $300 and has the right to purchase additional shares of stock at agreed upon prices. The shares of stock were issued October 30, 2002. In addition, there is a monthly fee of $5,000 due to Mirador for the consulting services.

On October 31, 2002, the company issued 175,000 shares of the Company's common stock to Mark Wachs & Associates with piggy back registration rights pursuant to an agreement entered into in July 2002 for public relations services.

On November 1, 2002, a debenture holder converted $53,650 of an 8% Convertible Debenture into 357,665 shares of the Company's common stock. The remaining principal balance of the Debenture after the conversion is $40,350.

On November 4, 2002, a debenture holder converted $ 60,516 of an 8% Convertible Debenture into 403,440 shares of the Company's common stock. The remaining principal balance of the Debenture after the conversion is $45,484.

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

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Inventories

The Company's inventory is valued at the lower of cost or market, and the Company continually reviews the book value of discontinued products to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature if its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. The reserves on inventory at September 30, 2002 are approximately $254,000.

Intangible Assets and Other Lon-Lived Assets

Property and equipment and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, if an impairment exists, the Company will record an impairment charge. During the nine months ended September 30, 2002, the Company did not record any impairment losses related to property and equipment and intangible assets.

Results of Operations

Net sales for the three and nine months ended September 30, 2002 were $187,314 and $525,761 compared to net sales of $323,655 and $1,446,088 for the comparable periods of the preceding year. This represents a decrease of $136,341 or 42% and a decrease of $920,327 or 64% during the three and nine months ended September 30, 2002. The net decrease is primarily due to a delay in the launch of the industrial division of 3M during the first nine months of fiscal 2002. The retail division placed its initial stocking order during the first quarter of fiscal 2001.

Cost of sales for the three and nine months ended September 30, 2002 were $235,937 and $835,528 compared to $407,795 and $1,700,307 for the three months and nine months ended September 30, 2001. The decrease is due to the related decrease in sales, partially offset by fixed costs.

The Company recognized negative gross profit margins during the three and nine months ended September 30, 2002 of 26% and 59% as compared to negative gross profit margins of 26% and 18% during the three and nine months ended September 30, 2001. The Company has not yet achieved sufficient sales to cover all of its fixed costs. The Company will continue to operate at negative or low margins until sales increase substantially. In addition, as sales increase, additional working capital is required to fund inventory and work in process. As a result of these factors, the Company has an ongoing and urgent need for an infusion of additional working capital.

Selling, general and administrative expenses were $475,779 and $1,458,631 for the three and nine months ended September 30, 2002 as compared to $575,790 and $1,792,552 for the three and nine months ended September 30, 2001. The net decreases of $100,011 and $333,921 are primarily due to the decrease in salaries and wages, the decrease in stock-based compensation expense, the decrease in casual labor and the decrease in sales related travel partially offset by the increase in investor relations. The decrease in salaries is due to a reduction in staffing needs the Company had during the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 due to the decreased sales activity related to 3M. The decrease in stock-based compensation is due to the expense recorded on the stock options subject to variable plan accounting, which is tied to the closing price of the Company' common stock.

Interest expense for the three and nine month periods ended September 30, 2002 was $226,527 and $611,124 and was $72,886 and $190,350 for the comparable period of the preceding year. The increases are due primarily to the interest related to the beneficial conversion feature of the 8.75% and 7% Convertible Notes and interest on the 8.75% Convertible Notes and the 7% and 12% Promissory Notes. Other income increased approximately $11,900 and $20,800 during the three and nine months ended September 30, 2002 from the comparable periods of the preceding year. The increases are primarily related to rental income from the usage of warehouse space recorded during the first nine months of fiscal 2002 which did not exist during the first nine months of fiscal 2001.

As a result of the above, net loss for the three and nine months ended September 30, 2002 increased by $1,231 to $739,000 from $737,769 and by $117,671 to
$2,352,676 from $2,235,005.

The Company is currently in a loss carry-forward position. The net operating loss carry-forward is available to offset future taxable income through 2022. The Company's net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. At September 30, 2002, the Company had a deferred tax asset, which primarily related to the net operating losses. A 100% valuation allowance has been established as management cannot determine whether it's more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

During the Company's operating history, it has yet to show a net profit for any given fiscal year. The Company sustained net losses of approximately $3,368,448, $3,489,000 and $1,853,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively that have caused the Company's Independent Certified Public Accountants to issue an explanatory paragraph in their opinions which expresses substantial doubt about the Company's ability to continue as a going concern. The Company also sustained net losses of approximately $739,000 and $2,353,000 for the three and nine month periods ended September 30, 2002. The Company has required periodic infusions of capital to survive and remain solvent. There can be no assurance that the Company will continue to be able to attract additional capital and there can be no assurance that the Company will become profitable in the foreseeable future.

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

During 2002, the Company issued promissory notes at various dates for a total of $387,000. Four of the notes mature three years from the date of issuance and bear interest at 7% per anum. Seven of the notes mature sixty days from the date of issuance and bear interest at 12% per anum. Two of the 7% notes amounting to $106,000 were converted into an 8% convertible note, due April 30, 2003.

The Company's working capital as of September 30, 2002 was a $591,790 deficit compared to working capital of $255,333 at December 31, 2001. The decrease is primarily due to the increase in cash outflows during the first nine months of fiscal 2002 partially offset by cash receipts related to promissory notes.

Inventories at September 30, 2002 were $715,940 and $950,075 at December 31, 2001. The decrease of $234,135 or 25% is primarily due to the increase in raw materials used in production for shipments during the first three quarters of fiscal 2002.

Inventory is evaluated by reviewing on hand materials and related quantities and confirming that the market for the respective materials is continually present. The Company analyzes all inventory items for slow movement and repair and fully reserves items that do not move for at least three months.

The Company had cash outflows of $993,300 from operating activities for the nine months ended September 30, 2002 compared to cash outflows of $2,017,367 for the nine months ended September 30, 2001. The change in net outflows of $1,024,067 from operating activities between the two comparable quarters primarily resulted from the increase in inventories of $713,237, the increase in deposits of $6,250, the increase in accounts payable and accrued expenses of $3,736 the increase in deferred revenue of $14,111 and the decrease in net loss from operations after adjustments for non-cash items of $373,264. These items were partially offset by the decrease in accounts receivable of $81,408 and the decrease in advances and prepaids of $5,123.

Net cash used in investing activities was $22,446 for the nine months ended September 30, 2002 compared to $349,609 for the nine months ended September 30, 2001.The net decrease is due to the decrease in expenditures for property and equipment and in patent expenditures during the first nine months of fiscal 2002.

Cash flows from financing activities were $781,000 during the nine months ended September 30, 2002 compared to $2,085,000 during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company received proceeds from the placement of an 8% Convertible Note of $394,000 and $387,500 in Promissory Notes. During the nine months ended September 30, 2001, the Company received proceeds from the placement of an 8.75% Convertible Note, from the issuance of 7% Promissory Notes and the exercise of warrants. These proceeds were partially offset by payments of deferred loan costs.

On October 5, 2002, the Company resolved to issue a $400,000 8% Convertible Debenture issued pursuant to an indemnification agreement and conversion of $100,000 in Promissory Notes, is due October 31, 2003. It is convertible into shares of the Company's common stock at the lesser of $0.45 or 80% of the average of the three lowest closing prices of the Company's common stock during the 30 business days immediately preceding the date of notice of conversion is given to the Company by the holder, subject to a minimum conversion price of $0.15 per share.

On October 5, 2002, the Company resolved to exchange $375,000 7% unsecured Promissory Notes callable under 30 days notice with 8% Convertible Debentures with a total face amount of $375,000, together with interest to the date of issuance due December 31, 2004 and convertible into shares of the Company's common stock at the lesser of $0.45 or 80% of the average of the three lowest closing prices of the Company's common stock during the 10 business days immediately preceding the date of notice of conversion is given to the Company by the holder, subject to a minimum conversion price of $0.15 per share which may be reduced to $0.10 per share under certain circumstances.

On November 1, 2002, a debenture holder converted $53,650 of an 8% Convertible Debenture into 357,665 shares of the Company's common stock. The remaining principal balance of the Debenture after the conversion is $40,350.

On November 4, 2002, a debenture holder converted $ 60,516 of an 8% Convertible Debenture into 403,440 shares of the Company's common stock. The remaining principal balance of the Debenture after the conversion is $45,484.


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

Item 3.  Controls and Procedures
--------------------------------

CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure  Controls and Procedures.  The Company's Chief
         -------------------------------------------------
Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

     (b) Changes in Internal Controls.  There were no significant changes in the
         -----------------------------
Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

     NONE


Item 2. - Changes in Securities

On August 5, 2002, the Company issued 250,000 shares of its common stock to a debenture holder as a condition of a Forbearance Agreement to extend the due date of the $300,000 8% Convertible Debenture to September 22, 2002. The stock was valued at the closing price of the Company' s common stock on the date the transaction was approved and the expense was recorded during the nine months ended September 30, 2002. On October 23, 2002, a second Forbearance Agreement was executed and the due date was further extended until March 23, 2003 and the floor price of the Convertible Debenture was reduced from $0.33 per share to $0.15 per share.

On August 8, 2002, the Company issued 285,000 of its common stock per terms of an investor relations agreement. The stock was valued at the closing price of the Company' s common stock on the date the transaction was approved and the was expense recorded during the nine months ended September 30, 2002.


Item 3. - Defaults upon Senior Securities

     NONE


Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted in the third quarter of fiscal 2002.


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

        (10.1)   Employment Contract - President and Chief Executive Officer

        (10.2) Amendment to Employment Contract - President and Chief Executive Officer

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


                        AIR PACKAGING TECHNOLOGIES, INC.


                                           /s/ Donald Ochacher
                                           ------------------------------
                                           Donald Ochacher
                                           Chief Executive Officer


                                           /s/ Janet Maxey
                                           ------------------------------
                                           Janet Maxey
                                           Chief Financial Officer


Date:  November 19, 2002
       -----------------

                                  CERTIFICATION

I, Donald Ochacher, as President and Chief Executive Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19,  2002                   /s/ Donald Ochacher
      ------------------                   -----------------------
                                           Donald Ochacher
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Janet Maxey, as Chief Financial Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19,  2002                           /s/ Janet Maxey
                                                   -----------------------------
                                                   Janet Maxey
                                                   Chief Financial Officer